Form 10QSB
period 2007-06-30
Rosca, Inc.
filed 2007-09-27
CIK 1399113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2007
                        Commission File Number 333-144287

                                   Rosca, Inc.
             (Exact name of Registrant as specified in its charter)

           Nevada                               5810                         20-8552192
  (State or jurisdiction of         (Primary Standard Industrial          (I.R.S. Employee
incorporation or organization)       Classification Code Number)         Identification No.)

1286 University Ave. #708, San Diego, CA 92103              775-352-4149
    (Address of principal executive offices)     (Registrant's telephone number,
                                                       including area code)

                                                       With copies to:
  Christian Mancillas, CEO                  Jill Arlene Robbins, Attorney at Law
  1286 University Ave. #708                         1224 Washington Ave.
    San Diego, CA 92103                         Miami Beach, Florida 33139
    Phone: 775-352-4149                         Telephone: (305) 531-1174
     Fax: 775-981-9119                             Fax: (305) 531-1274
(Name, address and telephone
 number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 4,000,000 shares of Common Stock outstanding as of June 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (858) 764-5480
                        * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Rosca, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Rosca, Inc. (A Development Stage "Company") as of June 30, 2007, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the three months ended June 30, 2007 and for the period from February 21, 2007 (inception) through June 30, 2007. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang G. Park
----------------------------
Chang G. Park, CPA

September 26, 2007
Chula Vista, California



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                                   ROSCA, INC.
                          (A Development Stage Company)
                            Balance Sheet (unaudited)


                                                                       As of
                                                                   June 30, 2007
                                                                   -------------
ASSETS

CURRENT ASSETS
  Cash                                                                $  6,207
                                                                      --------
TOTAL CURRENT ASSETS                                                     6,207
                                                                      --------

TOTAL ASSETS                                                          $  6,207
                                                                      ========

CURRENT LIABILITIES
  Loan from diector                                                   $  2,145
                                                                      --------
TOTAL CURRENT LIABILITIES                                                2,145
                                                                      --------

TOTAL LIABILITIES                                                        2,145
                                                                      --------
STOCKHOLDERS' EQUITY
  Common stock $0.001 par value, 75,000,000 shares authorized:
   4,000,000 shares issued and outstanding as of June 30, 2007           4,000
  Additional paid-in capital                                             8,000
  Deficit accumulated                                                   (7,938)
                                                                      --------
TOTAL STOCKHOLDERS' EQUITY                                            $  4,062
                                                                      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  6,207
                                                                      ========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                       Statement of Operations (unaudited)


                                           For the               For the period
                                         three months            from Inception
                                            ended              February 21, 2007
                                           June 30,                to June 30,
                                             2007                    2007
                                          -----------             -----------
REVENUES
  Revenues                                $        --             $        --
                                          -----------             -----------
TOTAL REVENUES                            $        --             $        --

OPERATING EXPENSE
  Administrative Expense                        5,723             $     7,938
                                          -----------             -----------

NET (LOSS)                                $    (5,723)            $    (7,938)
                                          ===========             ===========

Basic and diluted earnings per share      $     (0.00)            $     (0.00)
                                          ===========             ===========
Weighted average number of
 common shares outstanding                  4,000,000               2,984,615
                                          ===========             ===========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
            Statements of Changes in Stockholders' Equity (unaudited)
           For the period from February 21, 2007 through June 30, 2007


                                                               Common      Additional
                                                Common         Stock        Paid-in       Deficit
                                                Stock          Amount       Capital     Accummulated      Total
                                                -----          ------       -------     ------------      -----
Stock issued for cash on March 26, 2007       4,000,000       $ 4,000       $ 8,000      $     --       $ 12,000

Net loss June 30, 2007                                                                     (7,938)        (7,938)
                                             ----------       -------       -------      --------       --------
Balance June 30, 2007                         4,000,000       $ 4,000       $ 8,000      $ (7,938)      $  4,062
                                             ==========       =======       =======      ========       ========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                       Statement of Cash Flow (unaudited)

                                                               For the              For the period
                                                             three months           from Inception
                                                                ended              February 21, 2007
                                                               June 30,               to June 30,
                                                                 2007                    2007
                                                               --------                --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (5,723)               $ (7,938)
  Changes in operating assets & liabilities                          --                      --
                                                               --------                --------
Total cash used in operating activities                          (5,723)                 (7,938)

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities                  --                      --

CASH FLOW FROM FINANCING ACTIVITIES
  Loan from director                                                 --                   2,145
  Issuance of Common Stock                                           --                  12,000
                                                               --------                --------
Total cash provided by financing activities                          --                  14,145
                                                               --------                --------

Net increase in cash                                             (5,723)                  6,207

Cash at beginning of period                                      11,930                      --
                                                               --------                --------
Cash at end of period                                          $  6,207                $  6,207
                                                               ========                ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during period for interest                         $     --                $     --
                                                               ========                ========
  Cash paid during period for taxes                            $     --                $     --
                                                               ========                ========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Rosca, Inc. (the "Company") was incorporated in the State of Nevada on February 21, 2007. The Company is a development stage company that intends to operate Tequilerias. The Company's activities to date have been limited to its formation and the preparation of the business plan. Management is currently devoting most of its time to selling 4,500,000 shares of common stock registered pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. BASIS OF PRESENTATION

     The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

     B. FISCAL PERIODS

     The Company's fiscal year end is December 31.

     C. USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $6,207 in cash and cash equivalents at June 30, 2007.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     F. INCOME TAXES

     Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     G. EARNINGS (LOSS) PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 25, 2005 (inception).

     Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

     H. RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 3 - CAPITAL STOCK

     A) AUTHORIZED STOCK:

     The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to June 30, 2007, the Company issued 4,000,000 common shares at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2007, the Company has an accumulated deficit of $7,938, cash in the amount of $6,207 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

     The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $7,938, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of deferred tax assets are as follows:

                                                                  June 30,
                                                                    2007
                                                                  --------
     Deferred tax assets:
       Net operating loss (from inception to
        June 30, 2007)                                            $  7,938
       Statutory tax rate (combined federal and
        state)                                                          34%
                                                                  --------
       Deferred tax assets                                           2,699
       Valuation allowance                                          (2,699)
                                                                  --------
                                                                  $     --
                                                                  ========

     The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $2,145 on June 30, 2007.

NOTE 7 - SUBSEQUENT EVENTS

     The company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission became effective on July 25, 2007. The offering of 4,500,000 shares of common stock was completed on August 31, 2007 for total proceeds to the company of $18,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $5,723 for the three-month period ended June 30, 2007. These expenses consisted of general and administrative expenses.

At June 30, 2007, we had cash on hand of $6,207. At the same date, our liabilities were $2,145 consisting of a loan from our director.

Cash provided by financing activities from inception though June 30, 2007 was $12,000 resulting from the sale of our common stock to our director, Christian Mancillas, who purchased 4,000,000 shares of our Common Stock at $0.003 per share on April 4, 2007.

In order to achieve our goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-144287 which became effective on July 25, 2007. The offering was completed on August 31, 2007 selling 4,500,000 shares to 45 un-affiliated investors for proceeds of $18,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2007 was $6,207. In order to implement our business plan we needed to complete our offering pursuant to our SB-2 registration statement to raise $18,000. The offering was completed on August 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $7,938 in expenses as of June 30, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2007.

                 Balance Sheet Data:                 6/30/07
                 -------------------                 -------
                 Cash                                $ 6,207
                 Total assets                        $ 6,207
                 Total liabilities                   $ 2,145
                 Shareholders' equity                $ 4,062

Other than the shares offered pursuant to our Registration Statement, no other source of capital has been identified or sought. Our director has verbally agreed to loan the company funds to continue operations, if necessary, prior to generating revenues from operations, but there is no formal commitment, arrangement or legal obligation requiring him to advance or loan funds to us. As of June 30, 2007 our director had loaned the company $2,145 for organizational costs. The loan is non-interest bearing and has no specific terms of repayment.

We will start operations by leasing our first tequila bar site of approximately 800 square feet in Cabo San Lucas, Mexico. We plan to open our first site in Cabo San Lucas based upon it being a growing popular tourist city. In July 2007 our director loaned us $12,000 to purchase the liquor license and $12,000 for operating expenses..

Here's how we intend to allocate the capital raised from our offering:

          Expenditure Item                      Amount
          ----------------                      ------

     Lease & Deposit                             3,500

     Labor Costs                                 3,600

     Officer/Director/Manager                    4,800

     Lease Improvements                          2,800

     Liquor & Food Inventory                     2,800

     Liquor License Application Fee                500
                                               -------

     TOTAL                                     $18,000
                                               =======

During the first year of operations, we have concentrated on finding the required investment capital, and will now apply to get our common stock listed on a national exchange, locate our first retail store site, make the necessary improvements, source the required inventory, and commence with our planned retail sales to the public.

We estimate that we will not be able to generate significant revenues from sales within the first year.

MILESTONES TO IMPLEMENT OUR BUSINESS

Here is an outline of how the 12-month period is planned.

MONTHS 1-3:

     Raise Money
     Locate suitable lease site
     Pay our director $400 per month for a total of $1,200.

MONTHS 4-6:

     Deposit for retail site, estimated at $350.
     Lease the retail site. Leased site is estimated to be approximately 800 square feet. $350 per month, total lease cost of $1,050. Remodel site and purchase furniture and equipment at estimated cost of $2,800
     Purchase liquor inventory at estimated $2,000 and food inventory at estimated $800, total cost of $2,800.
     Permits - Apply for liquor license at an estimated cost of $500.
     Look for employees to start work in month 7. Pay our director $400 per month for a total of $1,200.

MONTHS 7-12:

     Start of employees - two bar staff personnel: one bartender and one assistant at $600 per month for a total of $3,600.
     Pay our director $400 per month for a total of $2,400.
     Lease costs for a total of $2,100.

We believe sales will begin to sustain our operations within the 10th through 12th months. Our director has also agreed to loan the company funds in the event we have a shortfall in operating capital in our start-up phase, in addition to the $24,000 loan he made in July 2007 to purchase the liquor license and for operating expenses. Once revenues are sufficient we may consider hiring additional staff to assist our director.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-144287.

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

FISCAL PERIODS

The Company's fiscal year end is December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $6,207 in cash and cash equivalents at June 30, 2007.

START-UP COSTS

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "ACCOUNTING FOR INCOME TAXES", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 25, 2005 (inception).

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-144287, at the SEC website at www.sec.gov:

Exhibit No.                                Description
-----------                                -----------

   3.1            Articles of Incorporation*
   3.2            Bylaws*
  31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
  31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Christian Mancillas                                   September 26, 2007
   -----------------------------------
   President and Chairman of the Board


By: /s/ Christian Mancillas                                   September 26, 2007
   -----------------------------------
   Principal Accounting Officer &
   Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                 Title                                    Date
        ---------                                 -----                                    ----

/s/ Christian Mancillas           President, Secretary, Treasurer, Chief          September 26, 2007
-----------------------------     Executive Officer, Chief Financial
                                  Officer and Sole Director


/s/ Christian Mancillas           Chief Financial Officer & Principal             September 26, 2007
-----------------------------     Accounting Officer