Form 10QSB
period 2007-09-30
Rosca, Inc.
filed 2007-11-09
CIK 1399113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

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

There were 8,500,000 shares of Common Stock outstanding as of September 30, 2007.

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

We have reviewed the accompanying balance sheet of Rosca, Inc. (A Development Stage "Company") as of September 30, 2007, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the three months and six months ended September 30, 2007 and for the period from February 21, 2007 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management.

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

October 18, 2007
Chula Vista, California


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                                   ROSCA, INC.
                          (A Development Stage Company)
                            Balance Sheet (unaudited)

                                                                   As of Sep 30,
                                                                       2007
                                                                     --------
ASSETS

CURRENT ASSETS
  Cash                                                               $ 43,056
                                                                     --------
TOTAL CURRENT ASSETS                                                   43,056
                                                                     --------

TOTAL ASSETS                                                         $ 43,056
                                                                     ========

CURRENT LIABILITIES
  Loan from director                                                 $ 25,945
                                                                     --------
TOTAL CURRENT LIABILITIES                                              25,945
                                                                     --------

TOTAL LIABILITIES                                                      25,945
                                                                     --------

STOCKHOLDERS' EQUITY
  Common stock $0.001 par value, 75,000,000 shares authorized:
   8,500,000 shares issued and outstanding at Sep 30, 2007              8,500
  Additional paid-in capital                                           21,500
  Deficit accumulated                                                 (12,889)
                                                                     --------
TOTAL STOCKHOLDERS' EQUITY                                           $ 17,111
                                                                     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 43,056
                                                                     ========


                  See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                       Statement of Operations (unaudited)

                                                                                              For the period
                                          For the three months     For the six months         from Inception
                                                ended                    ended            (February 21, 2007) to
                                             Sep 30, 2007             Sep 30, 2007             Sep 30, 2007
                                             ------------             ------------             ------------
REVENUES
  Revenues                                    $       --               $       --               $       --
                                              ----------               ----------               ----------
TOTAL REVENUES                                        --                       --                       --

OPERATING EXPENSE
  Administrative Expense                           4,951                   10,674                   12,889
                                              ----------               ----------               ----------

NET (LOSS)                                    $   (4,951)              $  (10,674)              $  (12,889)
                                              ==========               ==========               ==========

Basic and diluted earnings per share          $    (0.00)              $    (0.00)
                                              ==========               ==========
Weighted average number of
 common shares outstanding                     5,516,304                4,766,484
                                              ==========               ==========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
            Statements of Changes in Stockholders' Equity (unaudited)
           For the period from February 21, 2007 through Sep 30, 2007

                                                               Common      Additional
                                                Common         Stock        Paid-in       Deficit
                                                Stock          Amount       Capital     Accummulated      Total
                                                -----          ------       -------     ------------      -----
Stock issued for cash on March 26, 2007       4,000,000       $ 4,000       $ 8,000      $     --       $ 12,000

Net loss June 30, 2007                                                                     (7,938)        (7,938)
                                             ----------       -------       -------      --------       --------

Balance June 30, 2007                         4,000,000         4,000         8,000        (7,938)         4,062
                                             ----------       -------       -------      --------       --------

Stock issued for cash on Aug 31, 2007         4,500,000         4,500        13,500                       18,000

Net loss Sep 30, 2007                                                                      (4,951)        (4,951)
                                             ----------       -------       -------      --------       --------

Balance Sep 30, 2007                          8,500,000       $ 8,500       $21,500      $(12,889)      $ 17,111
                                             ==========       =======       =======      ========       ========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                       Statement of Cash Flows (unaudited)


                                                                                                        For the period
                                                    For the three months     For the six months         from Inception
                                                          ended                    ended            (February 21, 2007) to
                                                       Sep 30, 2007             Sep 30, 2007             Sep 30, 2007
                                                       ------------             ------------             ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                      $ (4,951)                $(10,674)                $(12,889)
  Changes in operating assets & liabilities                    --                       --                       --
                                                         --------                 --------                 --------
Total cash used in operating activities                    (4,951)                 (10,674)                 (12,889)

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities            --                       --                       --

CASH FLOW FROM FINANCING ACTIVITIES
  Loan from director                                       23,800                   23,800                   25,945
  Issuance of Common Stock                                 18,000                   18,000                   30,000
                                                         --------                 --------                 --------
Total cash provided by financing activities                41,800                   41,800                   55,945
                                                         --------                 --------                 --------

Net increase in cash                                       36,849                   31,126                   43,056

Cash at beginning of period                                 6,207                   11,930                       --
                                                         --------                 --------                 --------
Cash at end of period                                    $ 43,056                 $ 43,056                 $ 43,056
                                                         ========                 ========                 ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during period for interest                   $     --                 $     --                 $     --
                                                         ========                 ========                 ========

  Cash paid during period for taxes                      $     --                 $     --                 $     --
                                                         ========                 ========                 ========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Rosca, Inc. (the "Company") was incorporated in the State of Nevada on February 21, 2007. The Company is a development stage company that intends to operate Tequilerias. The Company's activities to date have been limited to its formation and the preparation of the business plan. Management has devoted most of its time to selling 4,500,000 shares of common stock registered pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $43,056 in cash and cash equivalents at September 30, 2007.

START-UP COSTS

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial tatements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3. CAPITAL STOCK

AUTHORIZED STOCK:

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

SHARE ISSUANCE:

From inception of the Company (February 21, 2007) to September 30, 2007, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2007, the Company has an accumulated deficit of $12,889, cash in the amount of $43,056 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 5. INCOME TAXES

The Company has incurred operating losses of $12,889, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

                                                                     As of
                                                              September 30, 2007
                                                              ------------------
Deferred tax assets:
Net operating loss (from inception to September 30, 2007)          $ 12,889
Statutory tax rate (combined federal and state)                          34%
Deferred tax assets                                                   4,382
Valuation allowance                                                  (4,382)
                                                                   --------
                                                                   $      0
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

NOTE 6. RELATED PARTY TRANSACTIONS

The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $25,945 on September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $4,951 for the three-month period ended September 30, 2007. These expenses consisted of general and administrative expenses.

At September 30, 2007, we had cash on hand of $43,056. At the same date, our liabilities were $25,945 consisting of a loan from our director.

Cash provided by financing activities from inception though September 30, 2007 was $55,945. This consisted of $12,000 resulting from the sale of our common stock to our director, Christian Mancillas, who purchased 4,000,000 shares of our Common Stock at $0.003 per share on April 4, 2007, $18,000 resulting from the sale of our common stock to 45 un-affiliated investors who purchased 4,500,000 shares of our Common Stock at $0.004 and a loan from our director in the amount of $25,945.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2007 was $43,056. In order to implement our business plan we needed to complete our offering pursuant to our SB-2 registration statement to raise $18,000. The offering was completed on August 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $12,889 in expenses as of September 30, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2007.

                   Balance Sheet Data:                9/30/07
                   -------------------                -------

                   Cash                               $43,056
                   Total assets                       $43,056
                   Total liabilities                  $25,945
                   Shareholders' equity               $17,111

Other than the shares offered pursuant to our Registration Statement, no other source of capital has been identified or sought. Our director has verbally agreed to loan the company funds to continue operations, if necessary, prior to generating revenues from operations, but there is no formal commitment, arrangement or legal obligation requiring him to advance or loan funds to us. As of September 30, 2007 our director had loaned the company $26,145 for organizational costs, liquor license costs and operating funds. The company has repaid $200 on the loan as of September 30, 2007. The loan is non-interest bearing and has no specific terms of repayment.

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

We have raised and received all of the funding from our offering necessary to implement our business plan. We are paying our director $400 per month for his services and use of his office space.

FOR THE NEXT THREE MONTHS:

     We will search for a suitable lease site
     Continue to pay our director $400 per month for a total of $1,200.

FOR THE FOLLOWING THREE MONTHS:

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

FOR THE FOLLOWING SIX MONTHS:

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-144287.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $43,056 in cash and cash equivalents at September 30, 2007.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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


By: /s/ Christian Mancillas                                     November 5, 2007
   ----------------------------------------
   President and Chairman of the Board


By: /s/ Christian Mancillas                                     November 5, 2007
   ----------------------------------------
   Principal Accounting Officer & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                 Title                               Date
        ---------                                 -----                               ----

/s/ Christian Mancillas           President, Secretary, Treasurer, Chief          November 5, 2007
-----------------------------     Executive Officer, Chief Financial
                                  Officer and Sole Director


/s/ Christian Mancillas           Chief Financial Officer & Principal             November 5, 2007
-----------------------------     Accounting Officer