Form 10KSB
period 2007-12-31
Rosca, Inc.
filed 2008-02-19
CIK 1399113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended December 31, 2007 the company had no revenue.

As of December 31, 2007, the registrant had 8,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             12
Item 3.  Legal Proceedings                                                   13
Item 4.  Submission of Matters to a Vote of Securities Holders               13

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               13
Item 6.  Management's Discussion and Analysis or Plan of Operation           15
Item 7.  Financial Statements                                                20
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                29
Item 8A. Controls and Procedures                                             29

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        29
Item 10. Executive Compensation                                              30
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         32
Item 12. Certain Relationships and Related Transactions                      32
Item 13. Exhibits                                                            33
Item 14. Principal Accountant Fees and Services                              33

Signatures                                                                   33

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS AND THEIR MARKETS

We are a start-up company. Rosca, Inc. intends to market and sell bottled and blended tequila in retail locations throughout Mexico. We intend to market and sell various distillations of tequila styles. Our plan is to open retail stores to sell artisan and hand-crafted tequila by the bottle or case to retail consumers.

Our plan is to utilize the experience of management in the tequila industry to develop product lines, inventory, and distribution channels to the bottled spirits industry. We intend to have small tequila bars that provide an atmosphere for tequila tasting. Customers will be able to sit and sip various tequilas, tequila blended drinks, and enjoy an assortment of appetizers. Customers will be able to purchase tequila by the case or bottle during their patronage of our establishment.

TEQUILA is a Mexican liquor distilled from the fermented juices obtained from the hearts of blue agave plants grown in the Tequila Region. The liquor gets its name from the town of Tequila located in the state of Jalisco where production started more than 200 years ago.

Contrary to popular thought, tequila is not made from cactus. The agave is a member of the Lily family, a plant also known as Maguey in Mexico. Tequila comes from five states in Mexico: Jalisco, Nayarit, Guanajuato, Michoacan and Tamaulipas.

There are more than 400 agave varieties. Only one type, however, is permitted in the production of tequila. The Agave Tequilana Weber or Blue Agave. Each plant, or pina, can grow to as much as 150 pounds and take 8 to 12 years to reach maturity. The blue agave has long bluish green spiny leaves with sharp points and a large heart (called pina or pineapple) from which the juices are extracted and then distilled twice. One liter of distilled tequila requires about seven kilos (15 pounds) of agave pulp.

Tequila is famous around the world for its unique taste and bouquet and it is also the great mixer used in Margaritas, a popular cocktail.

HOW TEQUILA IS MADE

BLUE AGAVE

The process of tequila begins when a blue agave plant is ripe, usually 8 to 12 years after it is planted. Leaves are chopped away from its core by a "jimador" who assesses the plants ripeness. If the plant is harvested too soon, there won't be enough sugars to do the job. Too late and the agave's sugars will have already been used to form a once-in-a-lifetime stem "quiote" that springs 25 to 40 feet high so that the seeds grown at the top of the stem can scatter with the wind. The jimador's task is a crucial one; once he decides that the plant is ready, he wields a special long knife known as a "coa" to clear the core. The cores or pinas weigh an average of 40 to 70 pounds, and can weigh up to 200 pounds.

Pinas are hauled to the distillery where they are cut in half or chopped and put to roast. Starches turn to sugar as the pinas are roasted in furnaces called "hornos". Modern distilleries use huge steam ovens to increase output and save on energy. Roughly speaking, seven kilos (15 lb.) of agave pina are needed to produce one liter (one quart U.S.) of tequila.

FERMENTATION

The roasted pinas are then shredded, their juices pressed out and placed in fermenting tanks or vats. Some distilleries use the traditional method to produce tequila. In this method -artesian tequila- the cores are crushed with a stone wheel at a grinding mill called "tahona" and the fibers are dumped into the wooden vat to enhance fermentation and to provide extra flavor. Once the juices are in the vats yeast is added. Every distiller keeps its own yeast as a closely guarded secret. During fermenting, the yeast acts upon the sugars of the agave plant converting them into alcohol.

DISTILLATION

Juices ferment for 30 to 48 hours then they are distilled twice in traditional copper stills or more modern ones made of stainless steel or in continuous distillation towers. The first distillation produces a low-grade alcohol and the second a fiery colorless liquid that is later blended before being bottled. Alcohol content may be between 70 and 110 Proof.

All types of tequila start with this colorless distilled spirit. Each type will be called depending on its aging.

TYPES OF TEQUILAS

Tequila can only be produced in Mexico, in the Tequila Region, and must comply with strict Mexican government regulations. In order to satisfy an ever-growing demand and a multitude of consumer's preferences and tastes, tequila is produced in two general categories and four different types in three of those categories. The two categories are defined by the percentage of juices coming from the blue agave:

TEQUILA 100% AGAVE

Must be made with 100% blue agave juices and must be bottled at the distillery in Mexico. It may be Blanco, Reposado, or Anejo.

TEQUILA

Must be made with at least 51% blue agave juices. This tequila may be exported in bulk to be bottled in other countries following the NOM standard. It may be Blanco, Gold, Reposado, or Anejo

The NOM standard defines four types of tequila:

BLANCO OR SILVER

This is the traditional tequila that started it all. Clear and transparent, fresh from the still tequila is called Blanco (white or silver) and must be bottled immediately after the distillation process. It has the true bouquet and flavor of the blue agave. It is usually strong and is traditionally enjoyed in a "caballito" (2 oz small glass).

ORO OR GOLD

Is tequila Blanco mellowed by the addition of colorants and flavorings, caramel being the most common. It is the tequila of choice for frozen Margaritas.

REPOSADO OR RESTED

It is Blanco that has been kept (or rested) in white oak casks or vats called "pipones" for more than two months and up to one year. The oak barrels give Reposado a mellowed taste, pleasing bouquet, and its pale color. Reposado keeps the blue agave taste and is gentler to the palate. These tequilas have experienced exponential demand and high prices.

ANEJO OR AGED

It is Blanco tequila aged in white oak casks for more than a year. Maximum capacity of the casks should not exceed 600 liters (159 gallons). The amber color and woody flavor are picked up from the oak, and the oxidation that takes place through the porous wood develops the unique bouquet and taste.

RESERVA

Although not a category in itself, it is a special Anejo that certain distillers keep in oak casks for up to 8 years. Reserva enters the big leagues of liquor both in taste and in price.

While we do not know precisely the minimum amount of money that we will require to commence and continue our operations during our first year, we believe that the net proceeds of an offering we completed in August 2007 ($18,000) will enable us to open for business and commence operations, and together with revenues we anticipate receiving during our first year, will allow us to continue in business.

However, there is absolutely no assurance of this because of the uncertainties we know we face as a start-up or development stage entity, and we may require additional funding during the first year to sustain our operations until revenues from operations are sufficient. Aside from the verbal agreement we have with our director to provide limited funds, we have no commitments from commercial lenders or anyone else to provide any additional funding, if needed.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

Businesses specializing in unique segments of the bar service industry are plentiful and very competitive. Our competitors range from small boutique bars to well established large bar chains. A few of these competitors include Housongs, Senor Frog, and Delirio's. We plan to locate our proposed Tequileria bars in resort and tourist areas within easy walking distance to hotels and marinas that service cruise ships. We believe we will need to provide quality bar products, good service, and a friendly atmosphere in order to be successful in business against the many competitors that will continue to exist in the future. Those competitors will continue to be unique boutique bars with many loyal local patrons and the large bar chains that have greater capital and advertising resources than us.

SOURCES AND AVAILABILITY OF PRODUCTS

We will purchase our food, beverages and supplies from company-approved local suppliers. All products will have to meet standards and specifications set by the company. Management will constantly monitor the quality of the spirits, food, beverages and supplies provided. We will negotiate price concessions from suppliers for bulk purchases of food and miscellaneous supplies used by us. We believe that these arrangements will achieve cost savings as well as excellent quality and consistency.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers, there will be no problem with dependence on one or few major customers.

PATENTS AND TRADEMARKS

We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Any litigation or adverse proceeding resulting from such could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

Prior to opening our Tequileria we will be subject to new licensing and regulation by health and safety and fire agencies in the city in which we are located. The failure to receive or retain the required permit or license could have a material adverse effect on operations. The failure to comply with other applicable laws, such as wage and hour laws, may also materially and adversely affect our business.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license on the service of food and alcoholic beverages.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date.

ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have one employee, our executive officer who devotes 5 hours per week to our business and is responsible for all aspects of our business. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form

10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN AND MAY NOT BE ABLE TO CONTINUE OPERATIONS WITHOUT REVENUES.

A note provided by our independent auditors in our financial statements for the year ended December 31, 2007 contains an explanatory note that indicates that we are a development stage company and our ability to continue as a going concern and to emerge from the development stage is dependent on our ability to attain profitable operations.

We have limited capital and have accumulated losses since inception. These factors raise substantial doubt about our ability to continue as a going concern. To date there has been no revenues. In a development stage company, management devotes most of its activities to raising capital and developing a market for its products and services. The accompanying consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. We have not generated any revenues and have never paid any dividends. Nor are we likely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our accumulated losses since inception are $30,501. These factors raise substantial doubt regarding our ability to continue as a going concern.

This "going concern" note to our financial statements may make it more difficult for us to raise equity or debt financing if needed in the future to run our business and is not viewed favourably by analysts or investors.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. IF OUR LOSSES CONTINUE, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

We have had no significant operating history upon which an evaluation of our future success or failure can be made. Since inception on February 21, 2007, our cumulative net loss is $30,501. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations. Without the generation of any revenues we will likely have to suspend or cease the initiation of our business plan.

Based upon current plans, we expect to incur $22,300 in operating losses in the next 12 months. This will happen because there are expenses associated with the development and implementation of our business plan. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues or raise any financing if needed may cause us to go out of business.

WE ARE NEW TO THE TEQUILERIA MARKETPLACE WITH A LIMITED HISTORY OF OPERATIONS AND, AS A RESULT, OUR ABILITY TO OPERATE AND COMPETE EFFECTIVELY MAY BE AFFECTED NEGATIVELY.

We are relatively new to the Tequileria marketplace and have no operating history upon which to judge our current operations. As a result, it is difficult to fairly assess our future operating performance or our future financial results or condition by comparing our limited operating history against our past or present equivalents.

Also, the development, management and marketing of alcohol products are characterized by rapid changes, including frequent introductions of new products, services, and industry standards. Our future success will depend on our continued ability to adapt to these changes and continually improving our products and services, as well as, the development and maintenance of the organizational infrastructure necessary to support our proposed business. There is the risk that we will not be able to effectively adapt to the continual industry changes. Also, if we are unable to develop and introduce enhanced or new products and services quickly enough to respond to market or industry requirements or to comply with emerging industry standards, or if our products and services do not achieve market acceptance, we may not be able to compete effectively.

WE MAY NOT HAVE SUFFICIENT FUNDS TO COMPLETE OUR PROPOSED PLAN OF OPERATION AND WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our business plan of operation is limited and restricted by the amount of working capital that we have and are able to generate from business operations. Currently we do not have sufficient funds to complete our proposed plan of operation. As a result, we may have to delay or cease our operations.

As of December 31, 2007, we had $25,444 in cash. At any phase of our plan of operation our cost estimates exceed our projections, and we find that we do not have adequate funds to complete a phase, we may have to suspend our operations and attempt to raise more money so we can proceed with our business operations. If we cannot raise the capital to proceed, we may have to suspend operations until we have sufficient capital.

We will also require additional financing if the costs of the proposed phases of the plan of operation are greater than anticipated. Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues from our business operations. We can provide no assurance to investors that we will be able to find additional financing if required. Any sale of additional shares will result in dilution to existing shareholders, which may, as a result, depress our stock price, if a trading market in our common stock develops.

FAILURE TO SUCCESSFULLY COMPETE IN THE TEQUILERIA INDUSTRY WITH ESTABLISHED DISTRIBUTORS, WHOLESALERS AND RETAILERS MAY RESULT IN OUR INABILITY TO CONTINUE WITH OUR BUSINESS OPERATIONS.

The Tequileria industry is experiencing rapid growth and expansion in all areas of product offerings to consumers. It is intensely competitive and is expected to become even more competitive in the near future. We compete with a number of companies which have considerably greater financial, personnel, marketing, and technical and operating resources. Consequently, such competitors may be in a better position than us to take advantage of market needs and opportunities, and devote greater resources to the marketing and sale of their products and services.

Many of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of these well established competitors include Housongs, Senor Frog, and Delirio's. Some of our competitors may be able to secure merchandise from suppliers on more favourable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to their product acquisition and marketing activities than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will be able to compete successfully against current and future competitors.

Competitive pressures created by any one of our competitors could have a negative impact on our business, results of operations and financial condition and as a result, we may not be able to continue with business operations.

OUR OFFICER AND DIRECTOR CURRENTLY DEVOTES ONLY PART TIME SERVICES TO THE AFFAIRS OF OUR COMPANY. ACCORDINGLY, HE MAY ENCOUNTER A CONFLICT OF INTEREST REGARDING TIME COMMITMENTS TO OTHER BUSINESS OBLIGATIONS. THIS MAY NEGATIVELY AFFECT OUR OPERATIONS.

Our officer and director has other obligations that currently prevents him from devoting his full time to our operations. Accordingly, he will devote only an amount of his time that he, in his sole discretion, feels is necessary for our success and is not consumed by other commitments. This time may not be sufficient for us to be successful. This will slow our operations and may reduce our chance to be successful and as a result, we may not be able to continue with our business operations.

SINCE OUR MANAGEMENT LACKS ANY FORMAL TRAINING OR EXPERIENCE IN OPERATING A TEQUILERIA, WE MAY HAVE TO HIRE OR RETAIN QUALIFIED PERSONNEL, INCLUDING INDEPENDENT CONSULTANTS. IF WE ARE UNABLE TO HIRE OR RETAIN ANY QUALIFIED PERSONNEL, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Although we believe that our management possesses significant experience with tequila, such experience has been primarily limited to management in a tequila manufacturer and not the Tequileria business. Because of this limited experience, we may be forced to hire or retain qualified management, employees or consultants to perform administrative, sales or marketing roles related to our business.

In addition, since our management has limited experience in these areas, he may not be fully aware of all of the specific requirements related to working within this industry. Accordingly, management's decisions and choices may not take into account standard managerial approaches companies may commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result, we may have to suspend or cease operations.

WE WILL BE DEPENDENT UPON THIRD PARTIES AND CERTAIN STRATEGIC RELATIONSHIPS, INCLUDING THE SUPPLIERS AND DISTRIBUTORS OF THE PRODUCTS WE INTEND TO SELL.

We will be dependent on our relationships with certain retailers, brokers, suppliers and distributors. We do not have long term contracts or arrangements with any supplier of products; therefore there is no assurance of availability of inventory. Our failure to obtain the services of any person or entity upon which we are dependent, or the inability to replace such relationship, if lost, or if our suppliers were to stop supplying us products on acceptable terms or at all, would have a negative effect on our business. Specifically, all or any of these would have a material adverse impact on our business prospects, financial condition and results of operations. This would be especially true if we were not able to acquire products from other suppliers in a timely manner and on acceptable terms.

OUR BUSINESS EXPOSES US TO POTENTIAL PRODUCT LIABILITY CLAIMS, AND WE MAY INCUR SUBSTANTIAL EXPENSES IF WE ARE SUBJECT TO SUCH LIABILITY CLAIMS OR LITIGATION; THIS CAN RESULT IN A NEGATIVE IMPACT ON OUR BUSINESS ESPECIALLY SINCE WE DO NOT MAINTAIN LIABILITY INSURANCE COVERAGE.

Tequila products involve an inherent risk of product liability claims and associated adverse publicity. We may be held liable if any product we sell causes injury or is otherwise found unsuitable. Currently, we do not carry any product liability insurance or general business coverage. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defence costs. These costs would have the effect of increasing our expenses and diverting management's attention away from the operation of our business, and could harm our business.

CONSUMER PREFERENCES ARE DIFFICULT TO PREDICT AND MAY CHANGE

A significant shift in consumer demand away from our products, if one develops, or tequila products, in general, or our failure to maintain a market position, if one develops, could reduce our sales, which could harm our business. While we plan to diversify our product offerings, we cannot be certain that there will be a demand for our products, or if one develops, if it will continue in the future.

Our business will be primarily focused on sales of tequila products in markets geared to consumers of tequila, which, if consumer demand for such categories were to decrease, could harm our business.

OUR GROWTH, IF ANY, IS DEPENDENT ON THE ABILITY TO INTRODUCE NEW PRODUCTS AND IMPROVE EXISTING PRODUCTS

Our intended growth depends in large part on our ability to generate and implement improvements to our existing product lines and to introduce new products to consumers. The innovation and product improvements are affected by the level of funding that can be made available, our success or failure to test new product prototypes, and the success of our management in securing suppliers of the product. If we are unsuccessful in implementing product offerings that satisfy the demands of consumers, our business could be harmed.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any property. We maintain our corporate offices at 1286 University Ave. #708, San Diego, CA 92103. Our telephone number is (775) 352-4149. Our director provides us with this office space at no charge. We do not currently maintain any other office facilities, and do not anticipate the need for maintaining any additional office facilities at any time in the foreseeable future.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 9, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol "RSCA". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 4,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 4,000,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of December 31, 2007, we have 8,500,000 Shares of $0.001 par value common stock issued and outstanding held by 46 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $30,501 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the year ended December 31, 2007.

                    Balance Sheet Data:           12/31/07
                    -------------------           --------

                    Cash                          $ 25,444
                    Total assets                  $ 25,444
                    Total liabilities             $ 25,945
                    Shareholders' equity          $   (501)

There was $55,945 cash provided by financing activities for the year ended December 31, 2007. This consisted of $12,000 resulting from the sale of our common stock to our director, Christian Mancillas, who purchased 4,000,000 shares of our Common Stock at $0.003 per share on April 4, 2007, $18,000 resulting from the sale of our common stock to 45 un-affiliated investors who purchased 4,500,000 shares of our Common Stock at $0.004 and a loan from our director in the amount of $25,945.

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $25,444. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our exploration stage. In addition to our existing cash, our director has agreed to loan the company sufficient funds to continue the company's business plan costs, offering costs, filing fees, and correspondence with our shareholders for the next twelve months. Our director loaned the company a total of $25,945 for the year ended December 31, 2007 and will continue to loan the company funds as needed. The loan is non-interest bearing and has no specific terms of repayment. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are an exploration stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

Our business plan is to start operations by leasing our first tequila bar site of approximately 800 square feet in Cabo San Lucas, Mexico. We plan to open our first site in Cabo San Lucas based upon it being a growing popular tourist city. We estimate that we will not be able to generate significant revenues from sales during the next twelve months.

During the first year of operations, we have raised and received all of the funding from our offering necessary to implement our business plan. We are paying our director $400 per month for his services and use of his office space.

During the coming year we intend to complete our search for a suitable lease site and continue to pay our director $400 per month. We intend to then lease our first retail site. We estimate we need a leased site of approximately 800 square feet at a cost of approximately $350 per month. We plan to remodel the rental site and purchase furniture and equipment at estimated cost of $2,800. Our initial purchase of liquor inventory is estimated at $2,000 and food inventory at estimated $800. We will need to secure our first liquor license at an estimated cost of $500. We plan to hire one bartender and one assistant at $600 per month.

We believe sales will begin to sustain our operations within the next nine months. Our director has also agreed to loan the company funds in the event we have a shortfall in operating capital in our start-up phase, in addition to the $24,000 loan he made in July 2007 to purchase the liquor license and for operating expenses. Once revenues are sufficient we may consider hiring additional staff to assist our director.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

FISCAL PERIOD

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $25,444 in cash and cash equivalents at December 31, 2007.

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 7 - FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rosca, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Rosca, Inc. (A Development Stage "Company") as of December 31, 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the period from February 21, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosca, Inc. as of December 31, 2007, and the result of its operation and its cash flows for the period from February 21, 2007 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
--------------------------
CHANG G. PARK, CPA

January 31, 2008
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                                   ROSCA, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                                             As of Dec. 31, 2007
                                                             -------------------
ASSETS

CURRENT ASSETS
  Cash                                                              $ 25,444
                                                                    --------
TOTAL CURRENT ASSETS                                                  25,444
                                                                    --------

TOTAL ASSETS                                                        $ 25,444
                                                                    ========

CURRENT LIABILITIES
  Loan from director                                                $ 25,945
                                                                    --------
TOTAL CURRENT LIABILITIES                                             25,945
                                                                    --------

TOTAL LIABILITIES                                                     25,945
                                                                    --------
STOCKHOLDERS' EQUITY
  Common stock $0.001 par value, 75,000,000 shares authorized:
   8,500,000 shares issued and outstanding at Dec 31, 2007             8,500
  Additional paid-in capital                                          21,500
  Deficit accumulated                                                (30,501)
                                                                    --------
TOTAL STOCKHOLDERS' EQUITY                                          $   (501)
                                                                    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 25,444
                                                                    ========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                             Statement of Operations


                                                         For the period
                                                         from Inception
                                                        (Feb 21, 2007) to
                                                          Dec. 31, 2007
                                                          -------------
REVENUES
  Revenues                                                  $       --
                                                            ----------
TOTAL REVENUES                                                      --

OPERATING EXPENSE
  Administrative Expense                                        30,501
                                                            ----------

NET (LOSS)                                                  $  (30,501)
                                                            ==========

Basic and diluted earnings per share                        $    (0.01)
                                                            ==========

Weighted average number of
 common shares outstanding                                   5,342,357
                                                            ==========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
         For the period from February 21, 2007 through December 31, 2007

                                                               Common      Additional
                                                Common         Stock        Paid-in       Deficit
                                                Stock          Amount       Capital     Accummulated      Total
                                                -----          ------       -------     ------------      -----
Stock issued for cash on March 26, 2007       4,000,000       $ 4,000       $ 8,000      $     --       $ 12,000

Stock issued for cash on Aug 31, 2007         4,500,000         4,500        13,500                       18,000

Net loss Dec. 31, 2007                                                                    (30,501)       (30,501)
                                             ----------       -------       -------      --------       --------

Balance Dec. 31, 2007                         8,500,000       $ 8,500       $21,500      $(30,501)      $   (501)
                                             ==========       =======       =======      ========       ========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                 For the Period
                                                                 from Inception
                                                               (Feb 21, 2007) to
                                                                  Dec. 31, 2007
                                                                  -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(30,501)
  Changes in operating assets & liabilities                               --
                                                                    --------
      Total cash used in operating activities                        (30,501)

CASH FLOW FROM INVESTING ACTIVITIES

      Net cash provided by (used in) investing activities                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Loan from director                                                  25,945
  Issuance of Common Stock                                            30,000
                                                                    --------
      Total cash provided by financing activities                     55,945
                                                                    --------

Net increase in cash                                                  25,444

Cash at beginning of period                                               --
                                                                    --------

Cash at end of period                                               $ 25,444
                                                                    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during period for interest                              $     --
                                                                    ========

  Cash paid during period for taxes                                 $     --
                                                                    ========


                        See Notes to Financial Statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $25,444 in cash and cash equivalents at December 31, 2007.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

     G. EARNINGS (LOSS) PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 21, 2007 (inception).

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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to December 31, 2007, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2007, the Company has an accumulated deficit of $30,501, cash in the amount of $25,444 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS (Continued)

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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $30,501, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of deferred tax assets are as follows:

                                                               December 31, 2007
                                                               -----------------
     Deferred tax assets:
     Net operating loss (from inception to December 31, 2007)      $ 30,501
     Statutory tax rate (combined federal and state)                     34%
                                                                   --------
     Deferred tax assets                                             10,370
     Valuation allowance                                            (10,370)
                                                                   --------
                                                                   $     --
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

NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $25,945 on December 31, 2007.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

     Name and Address                  Age               Position(s)
     ----------------                  ---               -----------

     Christian Mancillas                32      President, Secretary, CEO, CFO
     1286 University Ave. #708
     San Diego, CA  92103

The person named above is expected to hold said offices/positions until the next annual meeting of our stockholders. The officer and director is our only officer, director, promoter and control person.

BACKGROUND OF OUR EXECUTIVE OFFICER AND DIRECTOR

CHRISTIAN MANCILLAS

EMPLOYMENT EXPERIENCE

Destiladora San Nicolas / Tequila
1999-Present - Manager/ Supervisor
     *    Manage operations and staff for tequila manufacturer.

EDUCATIONAL BACKGROUND

Preparatory School, Guamuchil Mexico, Graduated in 1991.
Esc. Pre. Augustina Monteverde

Secondary School, Guamuchil Mexico, Graduated in 1988.

LEGAL PROCEEDINGS

Our Director and Executive Officer, Christian Mancillas, has not been involved in any legal action during the past five years.

CONFLICTS OF INTEREST

Our Officer and Director, Christian Mancillas, does not currently devote all of his business time to our operations.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

In July, 2007 we began paying our officer and director a monthly salary of $400 for his services during the development stage of our operations. He is reimbursed for any out-of-pocket expenses he incurs on our behalf. We do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employee.

Our officer and director is not party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Christian       2007   2,400        0          0           0           0             0            0          0
Mancillas,
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Christian      0              0             0            0           0           0            0           0            0
Mancillas

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Christian           0           0          0            0                0               0             0
Mancillas

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

      Name and Address                       No. of             Percentage
      Beneficial Owner                       Shares            of Ownership
      ----------------                       ------            ------------

      Christian Mancillas                   4,000,000               47%
      1286 University Avenue #708
      San Diego, CA  92103

      All Officers and
      Directors as a Group (1)              4,000,000               47%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 4, 2007, 4,000,000 shares of common stock were issued to Christian Mancillas, the officer and director of the company, in exchange for $12,000, or $.003 per share. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to the promoter of the company and bear a restrictive legend.

The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $25,945 on December 31, 2007.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)         Articles of Incorporation*
       3(ii)        Bylaws*
      31.1          Sec. 302 Certification of CEO
      31.2          Sec. 302 Certification of CFO
      32.1          Sec. 906 Certification of CEO
      32.2          Sec. 906 Certification of CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on July 17, 2007 under File Number 333-144287.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews, were $6,000. No fees were charged for audit-related, tax or other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                              Title                                  Date
         ---------                              -----                                  ----

/s/ Christian Mancillas             President, Secretary, Treasurer,                  2/14/08
------------------------------      Chief Executive Officer, Chief Financial
                                    Officer and Sole Director


/s/ Christian Mancillas             Chief Financial Officer & Principal               2/14/08
------------------------------      Accounting Officer