Form 10-Q
period 2008-03-31
Rosca, Inc.
filed 2008-05-12
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2008

                        Commission File Number 333-144287


                                   Rosca, Inc.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                  20-8552192
(State of Incorporation)                                (IRS Employer ID Number)

                            1286 University Ave. #708
                               San Diego, CA 92103
                                 (775) 352-4149
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, 8,500,000 shares of common stock, par value $0.001, were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                  ROSCA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                   As of March 31, 2008      As of December 31, 2007
                                                   --------------------      -----------------------
                                                        (Unaudited)
ASSETS

Current Assets
  Cash                                                   $ 14,714                   $ 25,444
                                                         --------                   --------
Total Assets                                             $ 14,714                   $ 25,444
                                                         ========                   ========

LIABILITIES

Current Liabilities
  Loans Payable                                          $ 25,945                   $ 25,945
                                                         --------                   --------
TOTAL LIABILITIES                                          25,945                     25,945
                                                         --------                   --------

STOCKHOLDERS EQUITY
  Common Stock $.0.001 par value; 75,000,000
   shares aushorized.  8,500,000 shares issued
   and outstanding at March 31, 2008 and
   December 31, 2007                                        8,500                      8,500
  Additional Paid in Capital                               21,500                     21,500
  Deficit Accumulated                                     (41,231)                   (30,501)

TOTAL STOCKHOLDERS' EQUITY                                (11,231)                      (501)
                                                         --------                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 14,714                   $ 25,444
                                                         ========                   ========


  The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                                      (Unaudited)
                                           ---------------------------------------------------------------
                                                                                          For the Period
                                             For the Period        For the Period            Inception
                                            January 1, 2008       February 21, 2007      February 21, 2007
                                           to March 31, 2008      to March 31, 2007      to March 31, 2008
                                           -----------------      -----------------      -----------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

OPERATING EXPENSE
  Administrative Expense                          (10,730)                   (70)               (41,231)
                                             ------------           ------------           ------------

NET (LOSS)                                   $ (10,730.00)          $     (70.00)          $    (41,231)
                                             ============           ============           ============

Basic and diluted earnings per share         $      (0.00)          $      (0.00)
                                             ============           ============
Weighted average number of
 common shares outstanding                      8,500,000                615,385
                                             ============           ============


 The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                 Statements of Changes in Shareholders' Equity
          For the Period from February 21, 2007 through March 31, 2008

                                                                Common     Additional
                                                  Common        Stock       Paid-in        Deficit
                                                  Stock         Amount      Capital      Accumulated       Total
                                                  -----         ------      -------      -----------       -----
Stock issued for cash on March 26, 2007         4,000,000      $ 4,000      $  8,000                     $  12,000
Stock issued for cash on August 31,2007         4,500,000        4,500        13,500      $  18,000
Net loss through  December 31, 2007                                                         (30,501)       (30,501)
                                               ----------      -------      --------      ---------      ---------
Balance December 31, 2007                       8,500,000        8,500        21,500        (30,501)          (501)
                                               ----------      -------      --------      ---------      ---------
Net loss March 31, 2008                                                                     (10,730)       (10,730)
                                               ----------      -------      --------      ---------      ---------

Balance March 31, 2008 (Unaudited)              8,500,000      $ 8,500      $ 21,500      $ (41,231)     $ (11,231)
                                               ==========      =======      ========      =========      =========


   The accompanying notes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                                  (Unaudited)
                                                           -----------------------------------------------------------
                                                                                                      For the Period
                                                             For the Period      For the Period          Inception
                                                            January 1, 2008     February 21, 2007    February 21, 2007
                                                           to March 31, 2008    to March 31, 2007    to March 31, 2008
                                                           -----------------    -----------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                             $(10,730)            $    (70)            $(41,231)
  Adjustments to reconcile net loss to net cash
   provided by(used in) operating activities;

  Changes in operating assets and liabilities:
    (Increase) Decrease in Loan from Director                        --                   --               25,945
                                                               --------             --------             --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (10,730)                 (70)             (15,286)
                                                               --------             --------             --------

CASH FLOW FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES                   --                   --                   --
                                                               --------             --------             --------

CASH FLOW FROM FINANCING ACTIVITIES
  Loan Payable                                                       --                   --               25,945
  Issuance of common stock                                           --                4,000                8,500
  Additional paid-in capital                                         --                8,000               21,500
                                                               --------             --------             --------

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                   --               12,000               55,945
                                                               --------             --------             --------

Net increase (decrease) in cash                                 (10,730)                 (70)             (41,231)

Cash at beginning of period                                      25,444                   --                   --
                                                               --------             --------             --------

Cash at end of quarter                                         $ 14,714             $ 11,930             $ 14,714
                                                               ========             ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                     $     --             $     --             $     --
                                                               ========             ========             ========
  Income Taxes                                                 $     --             $     --             $     --
                                                               ========             ========             ========


 The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Rosca, Inc. (the "Company") was incorporated in the State of Nevada on February 21, 2007. The Company is a development stage company that intends to operate Tequilerias. The Company's activities to date have been limited to its formation, the preparation of the business plan and raising capital.

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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $14,714 in cash and cash equivalents at March 31, 2008.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to March 31, 2008, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2008, the Company has an accumulated deficit of $41,231, cash in the amount of $14,714 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $41,231, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of deferred tax assets are as follows:

                                                                 March 31, 2008
                                                                 --------------
     Deferred tax assets:
       Net operating loss (from inception to March 31, 2008)        $ 41,231

       Statutory tax rate (combined federal and state)                    34%
                                                                    --------
       Deferred tax assets                                            14,019
       Valuation allowance                                           (14,019)
                                                                    --------
                                                                    $     --
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

NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $25,945 on March 31, 2008.

     There is no management contract in place between the Company and Mr. Mancillas. However, he is receiving a monthly fee of $400 for management services and has received $1,200 during the period January 1 through March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The actual results could differ materially from those discussed here.

OVERVIEW OF OUR BUSINESS

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $14,714. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our development stage. Our director has loaned the company a total of $25,945 as of March 31, 2008 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $41,231 in expenses from inception (February 21, 2007) through March 31, 2008. For the three month periods ended March 31, 2008 and 2007 we incurred $10,730 and $70 in expenses. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended March 31, 2008.

                   Balance Sheet Data:              3/31/08
                   -------------------              -------

                   Cash                            $ 14,714
                   Total assets                    $ 14,714
                   Total liabilities               $ 25,945
                   Shareholders' equity            $(11,231)

There was $55,945 cash provided by financing activities from inception through March 31, 2008. This consisted of $12,000 resulting from the sale of our common stock to our director, Christian Mancillas, who purchased 4,000,000 shares of our Common Stock at $0.003 per share on April 4, 2007, $18,000 resulting from the sale of our common stock to 45 un-affiliated investors who purchased 4,500,000 shares of our Common Stock at $0.004 and a loan from our director in the amount of $25,945.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 19, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

 No.                                    Description
 ---                                    -----------

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

        Signature                                          Title                                       Date
        ---------                                          -----                                       ----

/s/ Christian Mancillas                  President, Secretary, Treasurer, Chief Executive             5/12/08
--------------------------------         Officer, Chief Financial Officer and Sole Director



/s/ Christian Mancillas                  Chief Financial Officer & Principal Accounting               5/12/08
--------------------------------         Officer