Form 10-Q
period 2008-06-30
Rosca, Inc.
filed 2008-08-12
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2008

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

As of June 30, 2008, 8,500,000 shares of common stock, par value $0.001, were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

                                  ROSCA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                       As of                 As of
                                                                   June 30, 2008       December 31, 2007
                                                                   -------------       -----------------
                                                                    (Unaudited)
ASSETS

Current Assets
Cash                                                                 $  8,978               $ 25,544
                                                                     --------               --------
Total Assets                                                         $  8,978               $ 25,544
                                                                     ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loans Payable                                                        $ 25,945               $ 25,945
                                                                     --------               --------
TOTAL LIABILITIES                                                      25,945                 25,945
                                                                     --------               --------

STOCKHOLDERS' EQUITY

Common Stock $.0.001 par value; 75,000,000 shares
authorized; 8,500,000 issued & outstanding at June 30, 2008             8,500                  8,500
Additional Paid in Capital                                             21,500                 21,500
Deficit Accumulated                                                   (46,967)               (30,501)
                                                                     --------               --------
TOTAL STOCKHOLDERS' EQUITY                                            (16,967)                  (501)
                                                                     --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  8,978                 25,444
                                                                     ========               ========


 The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                       Statement of Operations (Unaudited)

                                                                                                               For the Period
                               Three months       Three months         Six months          For the Period         Inception
                                  ended              ended               ended            February 1, 2007    February 21, 2007
                                 June 30,           June 30,            June 30,            to June 30,          to June 30,
                                   2008               2007                2008                 2007                 2008
                                ----------         ----------          ----------           ----------           ----------
REVENUES
  Revenues                      $       --         $       --          $       --           $       --           $       --
                                ----------         ----------          ----------           ----------           ----------
TOTAL REVENUES                          --                 --                  --                   --                   --
                                ----------         ----------          ----------           ----------           ----------
OPERATING EXPENSE
  Administrative Expense             5,736              5,723              16,466                7,938               46,967

                                ----------         ----------          ----------           ----------           ----------
NET (LOSS)                      $   (5,736)        $   (5,723)         $  (16,466)          $   (7,938)          $  (46,967)
                                ==========         ==========          ==========           ==========           ==========

Basic and diluted
earnings per share              $    (0.00)        $    (0.00)         $    (0.00)          $    (0.00)
                                ==========         ==========          ==========           ==========

Weighted average number of
common shares outstanding        8,500,000          4,000,000           8,500,000            2,984,615
                                ==========         ==========          ==========           ==========


 The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                  Statements of Changes in Shareholders' Equity
           For the Period from February 21, 2007 through June 30, 2008

                                                                Common     Additional
                                                  Common        Stock       Paid-in        Deficit
                                                  Stock         Amount      Capital      Accumulated       Total
                                                  -----         ------      -------      -----------       -----
Stock issued for cash on March 26, 2007         4,000,000      $ 4,000      $  8,000      $      --      $  12,000
Stock issued for cash on August 31,2007         4,500,000        4,500        13,500                        18,000
Net loss through  December 31, 2007                                                         (30,501)       (30,501)
                                               ----------      -------      --------      ---------      ---------
Balance December 31, 2007                       8,500,000        8,500        21,500        (30,501)          (501)
                                               ----------      -------      --------      ---------      ---------
Net loss Jan 1, 2008-June 30, 2008                                                          (16,466)       (16,466)
                                               ----------      -------      --------      ---------      ---------

Balance June 30, 2008 (Unaudited)               8,500,000      $ 8,500      $ 21,500      $ (46,967)     $ (16,967)
                                               ==========      =======      ========      =========      =========


   The accompanying notes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                       Statement of Cash Flows (Unaudited)

                                                                                                                 For the Period
                                               Three months    Three months    Six months     For the Period        Inception
                                                  ended           ended          ended       February 1, 2007   February 21, 2007
                                                 June 30,        June 30,       June 30,       to June 30,         to June 30,
                                                   2008            2007           2008            2007                2008
                                                 --------        --------       --------        --------            --------
CASH FLOW FROM OPERATING ACTIVITIES
Net income(loss)                                 $ (5,736)       $ (5,723)      $(16,466)       $ (7,938)           $(46,967)
Adjustments to reconcile net loss to net cash
provided by(used in) operating activities;

Changes in operating assets and liabilities:           --              --             --              --                  --
                                                 --------        --------       --------        --------            --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                               (5,736)         (5,723)       (16,466)         (7,938)            (46,967)
                                                 --------        --------       --------        --------            --------
CASH FLOW FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY(USED IN)
INVESTING ACTIVITIES                                   --              --             --              --                  --
                                                 --------        --------       --------        --------            --------
CASH FLOW FROM FINANCING ACTIVITIES
Loan Payable                                           --              --             --           2,145              25,945
Issuance of common stock                               --              --             --           4,000               8,500
Additional paid-in capital                             --              --             --           8,000              21,500

NET CASH PROVIDED BY(USED IN)
FINANCING ACTIVITIES                                   --              --             --          14,145              55,945
                                                 --------        --------       --------        --------            --------

Net increase (decrease) in cash                    (5,736)         (5,723)       (16,466)          6,207            $  8,978

Cash at beginning of period                        14,714          11,930         25,444              --                  --
                                                 --------        --------       --------        --------            --------
Cash at end of period                            $  8,978        $  6,207       $  8,978        $  6,207            $  8,978
                                                 ========        ========       ========        ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during the year for:
  Interest                                       $     --        $     --       $     --        $     --            $     --
                                                 ========        ========       ========        ========            ========
  Income Taxes                                   $     --        $     --       $     --        $     --            $     --
                                                 ========        ========       ========        ========            ========


 The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $8,978 in cash and cash equivalents at June 30, 2008.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

     H. RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in Statement 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting FAS 161.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51 ("SFAS 160"). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS 141R"). SFAS 141R replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. SFAS 141R also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R prospectively to business combinations completed on or after that date. There will be no impact upon adoption to our current consolidated results of operations and financial condition.

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 3 - CAPITAL STOCK

     A) AUTHORIZED STOCK:

     The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to June 30, 2008, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2008, the Company has an accumulated deficit of $46,967, cash in the amount of $8,978 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $46,967, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of deferred tax assets are as follows:

                                                                     June 30,
                                                                       2008
                                                                     --------
     Deferred tax assets:
       Net operating loss (from inception to June 30, 2008)          $ 46,967

       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Deferred tax assets                                             15,969
       Valuation allowance                                            (15,969)
                                                                     --------
                                                                     $     --
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

NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $25,945 on June 30, 2008.

     There is no management contract in place between the Company and Mr. Mancillas. However, he receives a monthly fee of $400 for management services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This year, our plan is to locate and secure a lease site for our first proposed tequila bar business. We estimate we need a leased site of approximately 800 square feet at a cost of approximately $350 per month. With proper funding we plan to remodel the rental site and purchase furniture and equipment at estimated cost of $2,800. Our initial purchase of liquor inventory is estimated at $2,000 and food inventory at estimated $800. We will need to secure our first liquor license at an estimated cost of $500. We plan to hire one bartender and one assistant at $600 per month. Our director has loaned and has committed verbally to continue to loan our company funds in order to maintain operating capital in our start-up phase. We are now seeking outside sources of capital in order to open our retail tequila bar business. While we seek additional funding, we will continue advance our business plan at a slower pace and remain current in our corporate filings and obligations while financial resources are available. We are considering raising additional capital through sales of our equity securities or through loans from banks or third parties to continue our business plan.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $8,978. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our development stage. Our director has agreed to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $46,967 in expenses from inception (February 21, 2007) through June 30, 2008. For the three month periods ended June 30, 2008 and 2007 we incurred $5,736 and $5,723 in expenses. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended June 30, 2008.

                      Balance Sheet Data:           6/30/08
                      -------------------           -------

                      Cash                          $8,978
                      Total assets                  $8,978
                      Total liabilities             $    0
                      Shareholders' equity          $8,978

From inception of the Company (February 21, 2007) to June 30, 2008, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

We have been unable to maintain or increase our cash balance this year. We will need additional funds which we plan to raise through sales of our equity securities and possibly loans from banks or third parties to continue our business plan. Given the current global economic slowdown, no assurances can be given that we will be able to raise additional funds to satisfy our financial requirements. At some point, even with reduced operations, we may determine we our business operations will cease due to a lack of financial resources. We may seek other potential business opportunities that might be available to us. There are no assurances that we will be successful in finding other business opportunities, or that we will have financial resources required to secure any other possible business opportunities.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Signature                          Title                           Date
        ---------                          -----                           ----


/s/ Christian Mancillas          President, Secretary, Treasurer,        8/12/08
-----------------------------    Chief Executive Officer, Chief
                                 Financial Officer and Sole Director



/s/ Christian Mancillas          Chief Financial Officer & Principal     8/12/08
-----------------------------    Accounting Officer