Form 10-Q
period 2008-09-30
Rosca, Inc.
filed 2008-11-04
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2008

                        Commission File Number 333-144287


                                   Rosca, Inc.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                  20-8552192
(State of Incorporation                                 (IRS Employer ID Number)

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

As of September 30, 2008, 8,500,000 shares of common stock, par value $0.001, were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                  ROSCA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                           As of              As of
                                                                       September 30,       December 31,
                                                                           2008               2007
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

Current Assets
  Cash                                                                   $  3,743           $ 25,444
                                                                         --------           --------
TOTAL ASSETS                                                             $  3,743           $ 25,444
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Account payable                                                        $    800           $     --
  Loans Payable                                                            25,945             25,945
                                                                         --------           --------
TOTAL LIABILITIES                                                          26,745             25,945
                                                                         --------           --------

STOCKHOLDERS' EQUITY
  Common Stock $.0.001 par value; 75,000,000 shares authorized;
   8,500,000 issued & outstanding at September 30, 2008
   and December 31, 2007                                                    8,500              8,500
  Additional Paid in Capital                                               21,500             21,500
  Deficit Accumulated                                                     (53,002)           (30,501)
                                                                         --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                (23,002)              (501)
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  3,743             25,444
                                                                         ========           ========


 The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                      Statement of Operations (Unaudited)

                                                                                                    For the Period
                              Three months     Three months      Nine months     For the Period       Inception
                                 ended            ended            ended        February 21,2007   February 21,2007
                              September 30,    September 30,    September 30,     September 30,      September 30,
                                  2008             2007             2008              2007               2008
                               ----------       ----------       ----------        ----------         ----------
REVENUES
  Revenues                     $       --       $       --       $       --        $       --         $       --
                               ----------       ----------       ----------        ----------         ----------
TOTAL REVENUES                         --               --               --                --                 --
                               ----------       ----------       ----------        ----------         ----------

OPERATING EXPENSE
  Administrative Expense            6,035            4,951           22,501            12,889             53,002
                               ----------       ----------       ----------        ----------         ----------

NET (LOSS)                     $   (6,035)      $   (4,951)      $  (22,501)       $  (12,889)        $  (53,002)
                               ==========       ==========       ==========        ==========         ==========

Basic and diluted
 earnings per share            $    (0.00)      $    (0.00)      $    (0.00)       $    (0.00)
                               ==========       ==========       ==========        ==========

Weighted average number of
common shares outstanding       8,500,000        5,467,391        8,500,000         3,995,495
                               ==========       ==========       ==========        ==========


 The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                 Statements of Changes in Shareholders' Equity
        For the Period from February 21, 2007 through September 30, 2008

                                                                   Common       Additional
                                                   Common          Stock         Paid-in          Deficit
                                                   Stock           Amount        Capital        Accumulated        Total
                                                   -----           ------        -------        -----------        -----
Stock issued for cash on March 26, 2007           4,000,000      $    4,000     $    8,000      $       --      $   12,000
Stock issued for cash on August 31,2007           4,500,000           4,500         13,500                          18,000
Net loss through  December 31, 2007                                                                (30,501)        (30,501)
                                                 ----------      ----------     ----------      ----------      ----------
Balance December 31, 2007                         8,500,000           8,500         21,500         (30,501)           (501)
                                                 ----------      ----------     ----------      ----------      ----------
Net loss Jan 1, 2008-September 30, 2008                                                            (22,501)        (21,701)
                                                 ----------      ----------     ----------      ----------      ----------

Balance September 30, 2008 (Unaudited)            8,500,000      $    8,500     $   21,500      $  (53,002)     $  (22,202)
                                                 ==========      ==========     ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                      Statement of Cash Flows (Unaudited)

                                                                                                                    For the Period
                                                  Three months    Three months    Nine months    For the Period       Inception
                                                     ended           ended          ended       February 21,2007   February 21,2007
                                                  September 30,   September 30,  September 30,    September 30,      September 30,
                                                      2008            2007           2008             2007               2008
                                                    --------        --------       --------         --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                  $ (6,035)       $  4,951       $(22,501)        $(12,889)          $(53,002)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities;

  Changes in operating assets and liabilities:
     Increased account payable                           800              --            800               --                800
                                                    --------        --------       --------         --------           --------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                 (5,235)          4,951        (21,701)         (12,889)           (52,202)
                                                    --------        --------       --------         --------           --------
CASH FLOW FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY(USED IN)
 INVESTING ACTIVITIES                                     --              --             --               --                 --
                                                    --------        --------       --------         --------           --------
CASH FLOW FROM FINANCING ACTIVITIES
  Loan Payable                                            --          23,800             --           25,945             25,945
  Issuance of common stock                                --           4,500             --            8,500              8,500
  Additional paid-in capital                              --          13,500             --           21,500             21,500
                                                    --------        --------       --------         --------           --------
NET CASH PROVIDED BY(USED IN)
 FINANCING ACTIVITIES                                     --          41,800             --           55,945             55,945
                                                    --------        --------       --------         --------           --------

Net increase (decrease) in cash                       (5,235)         36,849        (21,701)          43,056           $  3,743

Cash at beginning of period                            8,978           6,207         25,444               --                 --
                                                    --------        --------       --------         --------           --------
Cash at end of period                               $  3,743        $ 43,056       $  3,743         $ 43,056           $  3,743
                                                    ========        ========       ========         ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                          $     --        $     --       $     --         $     --           $     --
                                                    ========        ========       ========         ========           ========
  Income Taxes                                      $     --        $     --       $     --         $     --           $     --
                                                    ========        ========       ========         ========           ========


 The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3,743 in cash and cash equivalents at September 30, 2008.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


NOTE 3 - CAPITAL STOCK

     A) AUTHORIZED STOCK:

     The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to September 30, 2008, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2008, the Company has an accumulated deficit of $53,002, cash in the amount of $3,743 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $53,002, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of deferred tax assets are as follows:

                                                                   September 30,
                                                                       2008
                                                                     --------
     Deferred tax assets:
       Net operating loss (from inception to September 30, 2008)     $ 53,002
       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Deferred tax assets                                             18,021
       Valuation allowance                                            (18,021)
                                                                     --------
                                                                     $     --
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

NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $25,945 on September 30, 2008.

     There is no management contract in place between the Company and Mr. Mancillas. However, he receives a monthly fee of $400 for management services. The Company has an account payable of $800 to him as of September 30, 2008.

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

OVERVIEW OF OUR BUSINESS

Since our inception, our business plan has been to operate tequila bars located in major tourist locations on the east and west coasts of Mexico. Our plan focused on beginning operations with our first tequila bar location in the western state of Baja, Mexico at Cabo San Lucas. We chose to open our first site in Cabo San Lucas because it is one of Mexico's fastest growing popular tourist cities. The reality of a world-wide financial slowdown and recessionary economic trends have forced us to dramatically slow down our operating plans and postpone our initial tequila bar opening until next year (2009).

We estimate that we will not be able to generate significant revenues from sales during the next twelve months. In order to achieve our business plan goals, we will need to generate additional funding. At this time in the financial markets there has been a major reduction in investor and lender willingness to provide capital to new businesses throughout the world. Our efforts to seek additional funding this year have encountered high levels of resistance to our inquiries for new sources of cash flows. We realize we must generate new sources of funding in addition to that provided by our director. We intend to continue our efforts to find new sources of capital funding over the next twelve months.

If we do secure additional funding, our plan is to locate and secure a lease site for our first proposed tequila bar business next year. We estimate we need a leased site of approximately 800 square feet at a cost of approximately $350 per month. With proper funding we plan to remodel the rental site and purchase furniture and equipment at estimated cost of $2,800. Our initial purchase of liquor inventory is estimated at $2,000 and food inventory at estimated $800. We will need to secure our first liquor license at an estimated cost of $500. We plan to hire one bartender and one assistant at $600 per month. Our director has loaned and has committed verbally to continue to loan our company funds in order to maintain operating capital in our start-up phase. We are now seeking outside sources of capital in order to open our retail tequila bar business. While we seek additional funding, we will continue advance our business plan at a slower pace and remain current in our corporate filings and obligations while financial resources are available. We are seeking additional capital through possible sales of our equity securities or through loans from banks or third parties to continue our business plan.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $3,743. We believe our existing cash balance plus loans from our director and possible additional funding from the sale of our equity securities or outside loan sources will be sufficient to fund our operations for the next twelve months during our development stage. Our director has agreed to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding and we are unable to secure additional funding, our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $53,002 in expenses from inception (February 21, 2007) through September 30, 2008. For the three month periods ended September 30, 2008 and 2007 we incurred $6,035 and $4,951 in expenses. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended September 30, 2008.

                    Balance Sheet Data:            9/30/08
                    -------------------            -------
                    Cash                          $  3,743
                    Total assets                  $  3,743
                    Total liabilities             $ 26,745
                    Shareholders' equity          $(23,002)

From inception of the Company (February 21, 2007) to September 30, 2008, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Signature                          Title                          Date
        ---------                          -----                          ----


/s/ Christian Mancillas          President, Secretary, Treasurer,       11/03/08
-----------------------------    Chief Executive Officer, Chief
                                 Financial Officer and Sole Director



/s/ Christian Mancillas          Chief Financial Officer & Principal    11/03/08
-----------------------------    Accounting Officer