Form 10-K
period 2008-12-31
Rosca, Inc.
filed 2009-02-10
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 9, 2009, the registrant had 8,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                   ROSCA, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                       8
Item 2.  Properties                                                        12
Item 3.  Legal Proceedings                                                 12
Item 4.  Submission of Matters to a Vote of Securities Holders             13

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters          13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         15
Item 8.  Financial Statements                                              19
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          29
Item 9A. Controls and Procedures                                           29

                                    Part III

Item 10. Directors and Executive Officers                                  32
Item 11. Executive Compensation                                            33
Item 12. Security Ownership of Certain Beneficial Owners and Management    34
Item 13. Certain Relationships and Related Transactions                    34
Item 14. Principal Accounting Fees and Services                            34

                                     Part IV

Item 15. Exhibits                                                          35

Signatures                                                                 35

                                     PART I

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

Since our inception, our business plan has been to operate tequila bars located in major tourist locations on the east and west coasts of Mexico. Our plan focused on beginning operations with our first tequila bar location in the western state of Baja, Mexico at Cabo San Lucas. We chose to open our first site in Cabo San Lucas because it is one of Mexico's fastest growing popular tourist cities. The reality of a world-wide financial slowdown and recessionary economic trends have forced us to dramatically slow down our operating plans and postpone our initial tequila bar opening until 2009.

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

If we do secure additional funding, our plan is to locate and secure a lease site for our first proposed tequila bar business in 2009. We estimate we need a leased site of approximately 800 square feet at a cost of approximately $350 per month. With proper funding we plan to remodel the rental site and purchase furniture and equipment at estimated cost of $2,800. Our initial purchase of liquor inventory is estimated at $2,000 and food inventory at estimated $800. We will need to secure our first liquor license at an estimated cost of $500. We plan to hire one bartender and one assistant at $600 per month. Our director has loaned and has committed verbally to continue to loan our company funds in order to maintain operating capital in our start-up phase. We are now seeking outside sources of capital in order to open our retail tequila bar business. While we seek additional funding, we will continue advance our business plan at a slower pace and remain current in our corporate filings and obligations while financial resources are available. We are seeking additional capital through possible sales of our equity securities or through loans from banks or third parties to continue our business plan.

Our shares are listed on the OTCBB under the symbol RSCA. To date there has been no active trading market. We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 8,500,000 common shares issued and outstanding as of December 31, 2008. Of the outstanding shares 4,000,000 shares are held by Christian Mancillas, our officer and director, and 4,500,000 shares are held by 45 independent investors.

PRINCIPAL PRODUCTS AND THEIR MARKETS

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN AND MAY NOT BE ABLE TO CONTINUE OPERATIONS WITHOUT REVENUES.

A note provided by our independent auditors in our financial statements for the year ended December 31, 2008 contains an explanatory note that indicates that we are a development stage company and our ability to continue as a going concern and to emerge from the development stage is dependent on our ability to attain profitable operations.

We have limited capital and have accumulated losses since inception. These factors raise substantial doubt about our ability to continue as a going concern. To date there has been no revenues. In a development stage company, management devotes most of its activities to raising capital and developing a market for its products and services. The accompanying consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. We have not generated any revenues and have never paid any dividends. Nor are we likely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our accumulated losses since inception are $57,257. These factors raise substantial doubt regarding our ability to continue as a going concern.

This "going concern" note to our financial statements may make it more difficult for us to raise equity or debt financing if needed in the future to run our business and is not viewed favorably by analysts or investors.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. IF OUR LOSSES CONTINUE, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

We have had no significant operating history upon which an evaluation of our future success or failure can be made. Since inception on February 21, 2007, our cumulative net loss is $57,257. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations. Without the generation of any revenues we will likely have to suspend or cease the initiation of our business plan.

Based upon current plans, we expect to incur $34,000 in operating losses in the next 12 months. This will happen because there are expenses associated with the development and implementation of our business plan. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues or raise any financing if needed may cause us to go out of business.

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

As of December 31, 2008, we had $4,388 in cash. At any phase of our plan of operation our cost estimates exceed our projections, and we find that we do not have adequate funds to complete a phase, we may have to suspend our operations and attempt to raise more money so we can proceed with our business operations. If we cannot raise the capital to proceed, we may have to suspend operations until we have sufficient capital.
We will also require additional financing if the costs of the proposed phases of the plan of operation are greater than anticipated. Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues from our business operations. We can provide no assurance to investors that we will be able to find additional financing if required. Any sale of additional shares will result in dilution to existing shareholders, which may, as a result, depress our stock price, if a trading market in our common stock develops.

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

Many of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of these well established competitors include Housongs, Senor Frog, and Delirio's. Some of our competitors may be able to secure merchandise from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to their product acquisition and marketing activities than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will be able to compete successfully against current and future competitors.

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

Tequila products involve an inherent risk of product liability claims and associated adverse publicity. We may be held liable if any product we sell causes injury or is otherwise found unsuitable. Currently, we do not carry any product liability insurance or general business coverage. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing our expenses and diverting management's attention away from the operation of our business, and could harm our business.

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

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Over-the-Counter Bulletin Board (OTCBB) under the symbol RSCA. There has been no active trading in our shares.

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     - contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

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

HOLDERS

As of December 31, 2008, we have 8,500,000 shares of $0.001 par value common stock issued and outstanding held by 46 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-K SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FORM 10-K. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $57,257 in expenses through December 31, 2008. The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

           Balance Sheet Data:           12/31/08            12/31/07
           -------------------           --------            --------

           Cash                          $  4,388             25,444
           Total assets                  $  4,388             25,444
           Total liabilities             $ 31,645             25,945
           Shareholders' equity          $(27,257)              (501)

From inception of the Company (February 21, 2007) to December 31, 2008, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

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

PLAN OF OPERATION

If we are able to secure additional funding, our plan is to locate and secure a lease site for our first proposed tequila bar business during 2009. We estimate we need a leased site of approximately 800 square feet at a cost of approximately $350 per month. With proper funding we plan to remodel the rental site and purchase furniture and equipment at estimated cost of $2,800. Our initial purchase of liquor inventory is estimated at $2,000 and food inventory at estimated $800. We will need to secure our first liquor license at an estimated cost of $500. We plan to hire one bartender and one assistant at $600 per month. Our director has loaned and has committed verbally to continue to loan our company funds in order to maintain operating capital in our start-up phase. We are now seeking outside sources of capital in order to open our retail tequila bar business. While we seek additional funding, we will continue to advance our business plan at a slower pace and remain current in our corporate filings and obligations while financial resources are available. We are seeking additional capital through possible sales of our equity securities or through loans from banks or third parties to continue our business plan.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $4,388. We believe our existing cash balance plus loans from our director and possible additional funding from the sale of our equity securities or outside loan sources will be sufficient to fund our operations for the next twelve months during our development stage. Our director has agreed to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding and we are unable to secure additional funding, our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,388 in cash and cash equivalents at December 31, 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

ITEM 8. FINANCIAL STATEMENTS


                           Chang G. Park, CPA, Ph. D.
      * 2667 CAMINO DEL RIO SOUTH PLAZA B * SAN DIEGO * CALIFORNIA 92108 *
     * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Rosca, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Rosca, Inc. (A Development Stage "Company") as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended then and for the period from February 21, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosca, Inc. as of December 31, 2008 and 2007, and the result of its operations and its cash flows for the years ended then and for the period from February 21, 2007 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang Park
----------------------------
CHANG G. PARK, CPA

February 6, 2009
San Diego, CA. 92108

                                  ROSCA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                       December 31,       December 31,
                                                                          2008               2007
                                                                        --------           --------
ASSETS

Current Assets
  Cash                                                                  $  4,388           $ 25,444
                                                                        --------           --------
Total Assets                                                            $  4,388           $ 25,444
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                      $  2,200           $     --
  Loans Payable                                                           29,445             25,945
                                                                        --------           --------
TOTAL LIABILITIES                                                         31,645             25,945
                                                                        --------           --------

STOCKHOLDERS' EQUITY
  Common Stock $.0.001 par value; 75,000,000 shares
   authorized; 8,500,000 issued & outstanding at June 30, 2008             8,500              8,500
  Additional Paid in Capital                                              21,500             21,500
  Deficit Accumulated                                                    (57,257)           (30,501)
                                                                        --------           --------

TOTAL STOCKHOLDERS' EQUITY                                               (27,257)              (501)
                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  4,388           $ 25,444
                                                                        ========           ========


 The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                              For the Period          For the Period
                                                                (Inception)             (Inception)
                                           Year Ended       February 21, 2007 to    February 21, 2007 to
                                           December 31,         December 31,            December 31,
                                              2008                 2007                    2008
                                           ----------           ----------              ----------
REVENUES
  Revenues                                 $       --           $       --              $       --
                                           ----------           ----------              ----------
TOTAL REVENUES                                     --                   --                      --
                                           ----------           ----------              ----------

OPERATING EXPENSE
  Administrative Expense                       26,756               30,501                  57,257

                                           ----------           ----------              ----------
NET (LOSS)                                 $  (26,756)          $  (30,501)             $  (57,257)
                                           ==========           ==========              ==========

Basic and diluted earnings per share       $    (0.00)          $    (0.01)
                                           ==========           ==========

Weighted average number of
  common shares outstanding                 8,500,000            5,342,357
                                           ==========           ==========


 The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                 Statements of Changes in Shareholders' Equity
          For the Period from February 21, 2007 through June 30, 2008

                                                               Common      Additional
                                                Common         Stock        Paid-in       Deficit
                                                Stock          Amount       Capital     Accummulated      Total
                                                -----          ------       -------     ------------      -----
Stock issued for cash on March 26, 2007       4,000,000        $4,000       $ 8,000      $     --        $ 12,000

Stock issued for cash on August 31,2007       4,500,000         4,500        13,500                        18,000

Net loss through  December 31, 2007                                                       (30,501)        (30,501)
                                             ----------        ------       -------      --------        --------
Balance December 31, 2007                     8,500,000         8,500        21,500       (30,501)           (501)
                                             ----------        ------       -------      --------        --------
Net loss through December 31, 2008                                                        (26,756)        (26,756)
                                             ----------        ------       -------      --------        --------

Balance December 31, 2008 (Unaudited)         8,500,000        $8,500       $21,500      $(57,257)       $(27,257)
                                             ==========        ======       =======      ========        ========


   The accompanying notes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                               For the Period          For the Period
                                                                                 (Inception)             (Inception)
                                                            Year Ended       February 21, 2007 to    February 21, 2007 to
                                                            December 31,         December 31,            December 31,
                                                               2008                 2007                    2008
                                                             --------             --------                --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                           $(26,756)            $(30,501)               $(57,257)
  Adjustments to reconcile net loss to net cash
   provided by(used in) operating activities;

  Changes in operating assets and liabilities:
    Accounts Payable                                            2,200                   --                   2,200
                                                             --------             --------                --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (24,556)             (30,501)                (55,057)
                                                             --------             --------                --------

CASH FLOW FROM INVESTING ACTIVITIES                                --                   --                      --
                                                             --------             --------                --------
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES                 --                   --                      --
                                                             --------             --------                --------
CASH FLOW FROM FINANCING ACTIVITIES
  Loan Payable                                                  3,500               25,945                  29,445
  Issuance of common stock                                         --                8,500                   8,500
  Additional paid-in capital                                       --               21,500                  21,500
                                                             --------             --------                --------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES              3,500               55,945                  59,445
                                                             --------             --------                --------

Net increase (decrease) in cash                               (21,056)              25,444                   4,388

Cash at beginning of period                                    25,444                   --                      --
                                                             --------             --------                --------

Cash at end of period                                        $  4,388             $ 25,444                $  4,388
                                                             ========             ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                   $     --             $     --                $     --
                                                             ========             ========                ========
  Income Taxes                                               $     --             $     --                $     --
                                                             ========             ========                ========


 The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,388 in cash and cash equivalents at December 31, 2008.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


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

     H. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 3 - CAPITAL STOCK

     A) AUTHORIZED STOCK:

     The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to December 31, 2008, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2008, the Company has an accumulated deficit of $57,257, cash in the amount of $4,388 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $57,257, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 5 - INCOME TAXES (continued)

     Details of deferred tax assets are as follows:

                                                                  December 31,
                                                                      2008
                                                                    --------
     Deferred tax assets:
       Net operating loss (from inception to December 31, 2008)     $ 57,257
       Statutory tax rate (combined federal and state)                    34%
                                                                    --------
       Deferred tax assets                                            19,467
       Valuation allowance                                           (19,467)
                                                                    --------
                                                                    $     --
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

NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $29,445 on December 31, 2008.

     There is no management contract in place between the Company and Mr. Mancillas. However, he receives a monthly fee of $400 for management services. The Company has an account payable of $2,200 to him as of December 31, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

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

ITEM 11. EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Christian       2007   2,400        0          0           0           0             0            0          0
Mancillas,      2008   2,400        0          0           0           0             0            0          0
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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
Mancillas

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 4, 2007, 4,000,000 shares of common stock were issued to Christian Mancillas, the officer and director of the company, in exchange for $12,000, or $.003 per share. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to the promoter of the company and bear a restrictive legend.

The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $29,445 on December 31, 2008.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews were $10,000. No fees were charged for audit-related, tax or other services.

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews, were $6,000. No fees were charged for audit-related, tax or other services.

                                     PART IV

ITEM 15. EXHIBITS

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

         Signature                              Title                                  Date
         ---------                              -----                                  ----

/s/ Christian Mancillas             President, Secretary, Treasurer,                  2/9/08
------------------------------      Chief Executive Officer, Chief Financial
                                    Officer and Sole Director


/s/ Christian Mancillas             Chief Financial Officer & Principal               2/9/08
------------------------------      Accounting Officer