Form 10-Q
period 2009-03-31
Rosca, Inc.
filed 2009-05-05
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2009

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

As of March 31, 2009, 8,500,000 shares of common stock, par value $0.001, were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                   ROSCA, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                March 31,         December 31,
                                                                  2009               2008
                                                                --------           --------
                                                               (Unaudited)
ASSETS:

CURRENT ASSETS
  Cash                                                          $  1,299           $  4,388
                                                                --------           --------

TOTAL ASSETS                                                    $  1,299           $  4,388
                                                                ========           ========

LIABILITIES:

CURRENT LIABILITIES
  Loan Payable to Director                                      $ 32,865           $ 29,445
  Accounts Payable                                                 3,300              2,200
                                                                --------           --------

TOTAL LIABILITIES                                                 36,165             31,645
                                                                --------           --------
STOCKHOLDERS' EQUITY:
  Common Stock $.0.001 par value; 75,000,000
   shares aushorized.  8,500,000 shares issued and
   outstanding at March 31, 2009 and December 31, 2008             8,500              8,500
  Additional Paid in Capital                                      21,500             21,500
  Deficit Accumulated                                            (64,866)           (57,257)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                       (34,866)           (27,257)
                                                                --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,299           $  4,388
                                                                ========           ========


  The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                      Statements of Operations (unaudited)

                                                                                     February 21, 2007
                                             Three Months         Three Months          (Inception)
                                                Ended                Ended                Through
                                               March 31,            March 31,            March 31,
                                                 2009                 2008                 2009
                                              ----------           ----------           ----------
REVENUES
  Revenues                                    $       --           $       --           $       --
                                              ----------           ----------           ----------

TOTAL REVENUES                                        --                   --                   --
                                              ----------           ----------           ----------
OPERATING EXPENSE
  Administrative Expense                          (7,609)             (10,730)             (64,866)
                                              ----------           ----------           ----------

NET (LOSS)                                    $   (7,609)          $  (10,730)          $  (64,866)
                                              ==========           ==========           ==========

Basic and diluted earnings per share          $    (0.00)          $    (0.00)
                                              ==========           ==========
Weighted average number of
 common shares outstanding                     8,500,000            8,500,000
                                              ==========           ==========


  The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                  Statements of Changes in Shareholders' Equity
          For the Period from February 21, 2007 through March 31, 2009

                                                               Common      Additional
                                                Common         Stock        Paid-in       Deficit
                                                Stock          Amount       Capital     Accummulated      Total
                                                -----          ------       -------     ------------      -----
Stock issued for cash on March 26, 2007       4,000,000        $4,000       $ 8,000      $     --        $ 12,000

Stock issued for cash on August 31,2007       4,500,000         4,500        13,500                        18,000

Net December 31, 2007                                                                     (30,501)        (30,501)
                                             ----------        ------       -------      --------        --------
Balance December 31, 2007                     8,500,000         8,500        21,500       (30,501)           (501)
                                             ----------        ------       -------      --------        --------
Net loss December 31, 2008                                                                (26,756)        (26,756)
                                             ----------        ------       -------      --------        --------
Balance December 31, 2008                     8,500,000         8,500        21,500       (57,257)        (27,257)
                                             ----------        ------       -------      --------        --------
Net loss March 31, 2009  (unaudited)                                                       (7,609)         (7,609)
                                             ----------        ------       -------      --------        --------

Balance March 31, 2009 (unaudited)            8,500,000        $8,500       $21,500      $(64,866)       $(34,866)
                                             ==========        ======       =======      ========        ========

    The accompanying notes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)

                                                                                               February 21, 2007
                                                           Three Months       Three Months        (Inception)
                                                              Ended              Ended              Through
                                                             March 31,          March 31,          March 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (7,609)          $(10,730)          $(64,866)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities;

  Changes in operating assets and liabilities:
    Accounts Payable                                            1,100                 --              3,300
                                                             --------           --------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,509)           (10,730)           (61,566)
                                                             --------           --------           --------

CASH FLOW FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES                 --                 --                 --
                                                             --------           --------           --------
CASH FLOW FROM FINANCING ACTIVITIES
  Loan Payable                                                  3,420                 --             32,865
  Issuance of common stock                                         --                 --              8,500
  Additional paid-in capital                                       --                 --             21,500
                                                             --------           --------           --------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES              3,420                 --             62,865
                                                             --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                (3,089)           (10,730)             1,299

CASH AT BEGINNING OF PERIOD                                     4,388             25,444                 --
                                                             --------           --------           --------
CASH AT END OF QUARTER                                       $  1,299           $ 14,714           $  1,299
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Income Taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


  The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,299 in cash and cash equivalents at March 31, 2009.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


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

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in Statement 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51 ("SFAS 160"). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

NOTE 3 - CAPITAL STOCK

     A) AUTHORIZED STOCK:

     The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to March 31, 2009, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2009, the Company has an accumulated deficit of $64,866, cash in the amount of $1,299 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $64,866, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of deferred tax assets are as follows:

                                                                      March 31,
                                                                        2009
                                                                      --------
     Deferred tax assets:
       Net operating loss (from inception to March 31, 2009)          $ 64,866
       Statutory tax rate (combined federal and state)                      34%
                                                                      --------
       Deferred tax assets                                              22,054
       Valuation allowance                                             (22,054)
                                                                      --------
                                                                      $     --
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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $32,865 on March 31, 2009.

     There is no management contract in place between the Company and Mr. Mancillas. However, he receives a monthly fee of $400 for management services. The Company has an account payable of $3,200 to him as of March 31, 2009.

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

OVERVIEW OF OUR BUSINESS

Since our inception, our business plan has been to operate tequila bars located in major tourist locations on the east and west coasts of Mexico. Our plan focused on beginning operations with our first tequila bar location in the western state of Baja, Mexico at Cabo San Lucas. We chose to open our first site in Cabo San Lucas because it is one of Mexico's fastest growing popular tourist cities. The reality of a world-wide financial slowdown and recessionary economic trends have forced us to dramatically slow down our operating plans and postpone our initial tequila bar opening until late 2009.

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

If we do secure additional funding, our plan is to locate and secure a lease site for our first proposed tequila bar business in late 2009. We estimate we need a leased site of approximately 800 square feet at a cost of approximately $350 per month. With proper funding we plan to remodel the rental site and purchase furniture and equipment at estimated cost of $2,800. Our initial purchase of liquor inventory is estimated at $2,000 and food inventory at estimated $800. We will need to secure our first liquor license at an estimated cost of $500. We plan to hire one bartender and one assistant at $600 per month. Our director has loaned and has committed verbally to continue to loan our company funds in order to maintain operating capital in our start-up phase. We are now seeking outside sources of capital in order to open our retail tequila bar business. While we seek additional funding, we will continue advance our business plan at a slower pace and remain current in our corporate filings and obligations while financial resources are available. We are seeking additional capital through possible sales of our equity securities or through loans from banks or third parties to continue our business plan.

Our shares are listed on the OTCBB under the symbol RSCA. To date there has been no active trading market. We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 8,500,000 common shares issued and outstanding as of March 31, 2009. Of the outstanding shares 4,000,000 shares are held by Christian Mancillas, our officer and director, and 4,500,000 shares are held by 45 independent investors.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $1,299. We believe our existing cash balance plus loans from our director and possible additional funding from the sale of our equity securities or outside loan sources will be sufficient to fund our operations for the next twelve months during our development stage. Our director has agreed to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding and we are unable to secure additional funding, our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $64,866 in expenses from inception (February 21, 2007) through March 31, 2009. For the three month periods ended March 31, 2009 and 2008 we incurred $7,609 and $10,730 in expenses. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended March 31, 2009.

                    Balance Sheet Data:            3/31/09
                    -------------------            -------

                    Cash                          $  1,299
                    Total assets                  $  1,299
                    Total liabilities             $ 36,165
                    Shareholders' equity          $(34,866)

From inception of the Company (February 21, 2007) to March 31, 2009, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 10, 2009.

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

        Signature                          Title                          Date
        ---------                          -----                          ----


/s/ Christian Mancillas          President, Secretary, Treasurer,        5/01/09
-----------------------------    Chief Executive Officer, Chief
                                 Financial Officer and Sole Director



/s/ Christian Mancillas          Chief Financial Officer & Principal     5/01/09
-----------------------------    Accounting Officer