Form 10-Q
period 2009-06-30
Rosca, Inc.
filed 2009-07-29
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2009

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

As of June 30, 2009, 8,500,000 shares of common stock, par value $0.001, were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                  ROSCA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                              As of              As of
                                                             June 30,          December 31,
                                                               2009               2008
                                                             --------           --------
                                                            (Unaudited)
ASSETS

Current Assets
  Cash                                                       $  2,648           $  4,388
                                                             --------           --------
TOTAL ASSETS                                                 $  2,648           $  4,388
                                                             ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                           $  6,500           $  2,200
  Loans Payable                                                35,365             29,445
                                                             --------           --------
TOTAL LIABILITIES                                              41,865             31,645
                                                             --------           --------
STOCKHOLDERS' EQUITY
  Common Stock $.0.001 par value; 75,000,000 shares
   authorized; 8,500,000 issued & outstanding at
   June 30, 2009 and December 31, 2008                          8,500              8,500
  Additional Paid in Capital                                   21,500             21,500
  Deficit Accumulated                                         (69,217)           (57,257)
                                                             --------           --------
TOTAL STOCKHOLDERS' EQUITY                                    (39,217)           (27,257)
                                                             --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  2,648              4,388
                                                             ========           ========


  The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                                                                   For the Period
                              Three months     Three months      Six months       Six months         Inception
                                 ended            ended            ended            ended       February 21, 2007 to
                                June 30,         June 30,         June 30,         June 30,           June 30,
                                  2009             2008             2009             2008               2009
                               ----------       ----------       ----------       ----------         ----------
REVENUES
  Revenues                     $       --       $       --       $       --       $       --         $       --
                               ----------       ----------       ----------       ----------         ----------
TOTAL REVENUES                         --               --               --               --                 --
                               ----------       ----------       ----------       ----------         ----------
OPERATING EXPENSE
  Administrative Expense            4,351            5,736           11,960           16,466             69,217
                               ----------       ----------       ----------       ----------         ----------

NET (LOSS)                     $   (4,351)      $   (5,736)      $  (11,960)      $  (16,466)        $  (69,217)
                               ==========       ==========       ==========       ==========         ==========

Basic and diluted
 earnings per share            $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                               ----------       ----------       ----------       ----------
Weighted average number of
 common shares outstanding      8,500,000        8,500,000        8,500,000        8,500,000
                               ==========       ==========       ==========       ==========


  The accompanying footnotes are an integral part of these financial statements

                                  ROSCA, INC.
                         (A Development Stage Company)
                 Statements of Changes in Shareholders' Equity
          For the Period from February 21, 2007 through June 30, 2009

                                                               Common      Additional
                                                Common         Stock        Paid-in       Deficit
                                                Stock          Amount       Capital     Accummulated      Total
                                                -----          ------       -------     ------------      -----
Stock issued for cash on March 26, 2007       4,000,000        $4,000       $ 8,000      $     --        $ 12,000

Stock issued for cash on August 31,2007       4,500,000         4,500        13,500                        18,000

Net December 31, 2007                                                                     (30,501)        (30,501)
                                             ----------        ------       -------      --------        --------
Balance December 31, 2007                     8,500,000         8,500        21,500       (30,501)           (501)
                                             ----------        ------       -------      --------        --------
Net loss December 31, 2008                                                                (26,756)        (26,756)
                                             ----------        ------       -------      --------        --------
Balance December 31, 2008                     8,500,000         8,500        21,500       (57,257)        (27,257)
                                             ----------        ------       -------      --------        --------
Net loss June 30, 2009 (Unaudited)                                                        (11,960)        (11,960)
                                             ----------        ------       -------      --------        --------

Balance June 30, 2009 (Unaudited)             8,500,000        $8,500       $21,500      $(69,217)       $(39,217)
                                             ==========        ======       =======      ========        ========


    The accompanying notes are an integral part of these financial statements

ROSCA, INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

                                                                                                                For the Period
                                                   Three months   Three months   Six months     Six months        Inception
                                                      ended          ended         ended          ended      February 21, 2007 to
                                                     June 30,       June 30,      June 30,       June 30,          June 30,
                                                       2009           2008          2009           2008              2009
                                                     --------       --------      --------       --------          --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                   $ (4,351)      $ (5,736)     $(11,960)      $(16,466)         $(69,217)
  Adjustments to reconcile net loss to net cash
   provided by(used in) operating activities;

  Changes in operating assets and liabilities:
     Accounts Payable                                   3,200             --         4,300             --             6,500
     Increase(Decrease) in Loan from Director           2,500             --         5,920             --            35,365
                                                     --------       --------      --------       --------          --------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                   1,349         (5,736)       (1,740)       (16,466)          (27,352)
                                                     --------       --------      --------       --------          --------

CASH FLOW FROM INVESTING ACTIVITIES                        --             --            --             --                --
                                                     --------       --------      --------       --------          --------
NET CASH PROVIDED BY(USED IN)
 INVESTING ACTIVITIES                                      --             --            --             --                --
                                                     --------       --------      --------       --------          --------
CASH FLOW FROM FINANCING ACTIVITIES
  Loan Payable
  Issuance of common stock                                 --             --            --             --             8,500
  Additional paid-in capital                               --             --            --             --            21,500
                                                     --------       --------      --------       --------          --------
NET CASH PROVIDED BY(USED IN)
 FINANCING ACTIVITIES                                      --             --            --             --            30,000
                                                     --------       --------      --------       --------          --------
Net increase (decrease) in cash                         1,349         (5,736)       (1,740)       (16,466)            2,648

Cash at beginning of period                             1,299         14,714         4,388         25,444                --
                                                     --------       --------      --------       --------          --------
Cash at end of period                                $  2,648       $  8,978      $  2,648       $  8,978          $  2,648
                                                     ========       ========      ========       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                           $     --       $     --      $     --       $     --          $     --
                                                     ========       ========      ========       ========          ========
  Income Taxes                                       $     --       $     --      $     --       $     --          $     --
                                                     ========       ========      ========       ========          ========


  The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,648 in cash and cash equivalents at June 30, 2009.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


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

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to June 30, 2009, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2009, the Company has an accumulated deficit of $69,217, cash in the amount of $2,648 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $69,217, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of deferred tax assets are as follows:

                                                                     June 30,
                                                                       2009
                                                                     --------
     Deferred tax assets:
       Net operating loss (from inception to June 30, 2009)          $ 69,217
       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Deferred tax assets                                             23,534
       Valuation allowance                                            (23,534)
                                                                     --------
                                                                     $     --
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

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $35,365 on June 30, 2009.

     There is no management contract in place between the Company and Mr. Mancillas. However, he receives a monthly fee of $400 for management services. The Company has an account payable of $4,400 to him as of June 30, 2009.

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

Our shares are listed on the OTCBB under the symbol RSCA. To date there has been no active trading market. We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 8,500,000 common shares issued and outstanding as of June 30, 2009. Of the outstanding shares 4,000,000 shares are held by Christian Mancillas, our officer and director, and 4,500,000 shares are held by 45 independent investors.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $2,648. We believe our existing cash balance plus loans from our director and possible additional funding from the sale of our equity securities or outside loan sources will be sufficient to fund our operations for the next twelve months during our development stage. Our director has agreed to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding and we are unable to secure additional funding, our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $69,217 in expenses from inception (February 21, 2007) through June 30, 2009. For the three month periods ended June 30, 2009 and 2008 we incurred $4,351 and $5,736 in expenses. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended June 30, 2009.

                    Balance Sheet Data:            6/30/09
                    -------------------            -------

                    Cash                          $  2,648
                    Total assets                  $  2,648
                    Total liabilities             $ 41,865
                    Shareholders' equity          $(39,217)

From inception of the Company (February 21, 2007) to June 30, 2009, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Signature                          Title                          Date
        ---------                          -----                          ----


/s/ Christian Mancillas          President, Secretary, Treasurer,        7/29/09
-----------------------------    Chief Executive Officer, Chief
                                 Financial Officer and Sole Director



/s/ Christian Mancillas          Chief Financial Officer & Principal     7/29/09
-----------------------------    Accounting Officer