Form 10-K/A
period 2008-12-31
Rosca, Inc.
filed 2009-10-19
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                                  Amendment #1

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

                            Christian Mancillas, CEO
                            1286 University Ave. #708
                               San Diego, CA 92103
                               Phone: 775-352-4149
                                Fax: 775-981-9119
           (Name, address and telephone number of agent for service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 15, 2009, the registrant had 8,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                   ROSCA, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                       8
Item 2.  Properties                                                        12
Item 3.  Legal Proceedings                                                 12
Item 4.  Submission of Matters to a Vote of Securities Holders             13

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters          13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         15
Item 8.  Financial Statements                                              20
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          30
Item 9A. Controls and Procedures                                           30

                                    Part III

Item 10. Directors and Executive Officers                                  33
Item 11. Executive Compensation                                            34
Item 12. Security Ownership of Certain Beneficial Owners and Management    35
Item 13. Certain Relationships and Related Transactions                    35
Item 14. Principal Accounting Fees and Services                            35

                                     Part IV

Item 15. Exhibits                                                          36

Signatures                                                                 36

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

ITEM 1A. RISK FACTORS

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

RESULTS OF OPERATIONS

Our independent auditors in our financial statements for the year ended December 31, 2008 have included an explanatory note that indicates that we are a development stage company and there are a number of factors that raise substantial doubt regarding our ability to continure as a going concern.

We have limited capital and have accumulated losses since inception. To date there has been no revenues. In a development stage company, management devotes most of its activities to raising capital and developing a market for its products and services. The financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. We have not generated any revenues and have never paid any dividends. Nor are we likely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our accumulated losses since inception are $57,257. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

         Signature                              Title                                  Date
         ---------                              -----                                  ----

/s/ Christian Mancillas             President, Secretary, Treasurer,                  10/15/09
------------------------------      Chief Executive Officer, Chief Financial
                                    Officer and Sole Director


/s/ Christian Mancillas             Chief Financial Officer & Principal               10/15/09
------------------------------      Accounting Officer