Form 10-Q
period 2009-09-30
Rosca, Inc.
filed 2009-11-06
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2009

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

As of November 3, 2009, 4,650,000 shares of common stock, par value $0.001, were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                   ROSCA, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                              As of              As of
                                                           September 30,       December 31,
                                                               2009               2008
                                                             --------           --------
                                                            (Unaudited)
ASSETS

Current Assets
  Cash                                                       $    331           $  4,388
                                                             --------           --------
Total Assets                                                 $    331           $  4,388
                                                             ========           ========

LIABILITIES

Current Liabilities
  Accounts Payable                                           $  5,980           $  2,200
  Loans Payable                                                37,940             29,445
                                                             --------           --------
TOTAL LIABILITIES                                              43,920             31,645
                                                             --------           --------
STOCKHOLDERS EQUITY
  Common Stock $.0.001 par value; 75,000,000 shares
   authorized; 8,500,000 issued & outstanding at
   September 30, 2009 and December 31, 2008                     8,500              8,500
  Additional Paid in Capital                                   21,500             21,500
  Deficit Accumulated                                         (73,589)           (57,257)
                                                             --------           --------
TOTAL STOCKHOLDERS' EQUITY                                    (43,589)           (27,257)
                                                             --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    331           $  4,388
                                                             ========           ========


  The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                         (A Development Stage Company)
                       Statement of Operation (Unaudited)

                                For the          For the           For the          For the        For the Period
                              Three Months     Three Months      Nine Months      Nine Months         Inception
                                 Ended            Ended            Ended            Ended        February 21, 2007 to
                              September 30,    September 30,    September 30,    September 30,      September 30,
                                  2009             2008             2009             2008               2009
                               ----------       ----------       ----------       ----------         ----------
REVENUES
  Revenues                     $       --       $       --       $       --       $       --         $       --
                               ----------       ----------       ----------       ----------         ----------
TOTAL REVENUES                         --               --               --               --                 --
                               ----------       ----------       ----------       ----------         ----------
OPERATING EXPENSE
  Administrative Expense            4,372            6,035           16,332           22,501             73,589
                               ----------       ----------       ----------       ----------         ----------
Total Operating Expenses            4,372            6,035           16,332           22,501             73,589
                               ----------       ----------       ----------       ----------         ----------

NET LOSS                       $   (4,372)      $   (6,035)      $  (16,332)      $  (22,501)        $  (73,589)
                               ==========       ==========       ==========       ==========         ==========

Basic and diluted
 earnings per share            $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                               ==========       ==========       ==========       ==========
Weighted average number of
 common shares outstanding      8,500,000        8,500,000        8,500,000        8,500,000
                               ==========       ==========       ==========       ==========


  The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
            Statement of Changes in Shareholders' Equity (Unaudited)
     For the Period from Inception (February 21, 2007) to September 30, 2009

                                                               Common      Additional
                                                Common         Stock        Paid-in       Deficit
                                                Stock          Amount       Capital     Accummulated      Total
                                                -----          ------       -------     ------------      -----
Stock issued for cash on March 26, 2007       4,000,000        $4,000       $ 8,000      $     --        $ 12,000

Stock issued for cash on August 31,2007       4,500,000         4,500        13,500                        18,000

Net loss through December 31, 2007                                                        (30,501)        (30,501)
                                             ----------        ------       -------      --------        --------

Balance December 31, 2007                     8,500,000         8,500        21,500       (30,501)           (501)
                                             ----------        ------       -------      --------        --------

Net loss December 31, 2008                                                                (26,756)        (26,756)
                                             ----------        ------       -------      --------        --------

Balance December 31, 2008                     8,500,000         8,500        21,500       (57,257)        (27,257)
                                             ----------        ------       -------      --------        --------

Net loss September 30, 2009                                                               (16,332)        (16,332)
                                             ----------        ------       -------      --------        --------

Balance September 30, 2009 (Unaudited)        8,500,000        $8,500       $21,500      $(73,589)       $(43,589)
                                             ==========        ======       =======      ========        ========


    The accompanying notes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                       Statement of Cash Flows (Unaudited)

                                                 For the         For the          For the         For the       For the Period
                                               Three Months    Three Months     Nine Months     Nine Months        Inception
                                                  Ended           Ended           Ended           Ended       February 21, 2007 to
                                               September 30,   September 30,   September 30,   September 30,     September 30,
                                                   2009            2008            2009            2008              2009
                                                 --------        --------        --------        --------          --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                               $ (4,372)       $ (6,035)       $(16,332)       $(22,501)         $ 73,589)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities;

  Changes in operating assets and liabilities:
    Accounts Payable                                 (520)            800           3,780             800             5,980
                                                 --------        --------        --------        --------          --------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                        (4,892)         (5,235)        (12,552)        (21,701)           67,609)
                                                 --------        --------        --------        --------          --------

CASH FLOW FROM INVESTING ACTIVITIES                    --              --              --              --                --
                                                 --------        --------        --------        --------          --------
NET CASH PROVIDED BY(USED IN) INVESTING
 ACTIVITIES                                            --              --              --              --                --
                                                 --------        --------        --------        --------          --------

CASH FLOW FROM FINANCING ACTIVITIES
  Loan payable                                      2,575              --           8,495              --            37,940
  Issuance of common stock                             --              --              --              --             8,500
  Additional paid-in capital                           --              --              --          21,500
                                                 --------        --------        --------        --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                         2,575              --           8,495              --            67,940
                                                 --------        --------        --------        --------          --------

Net increase (decrease) in cash                    (2,317)         (5,235)         (4,057)        (21,701)              331

Cash at beginning of period                         2,648           8,978           4,388          25,444                --
                                                 --------        --------        --------        --------          --------

Cash at end of period                            $    331        $  3,743        $    331        $  3,743          $    331
                                                 ========        ========        ========        ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                       $     --        $     --        $     --        $     --          $     --
                                                 ========        ========        ========        ========          ========
  Income Taxes                                   $     --        $     --        $     --        $     --          $     --
                                                 ========        ========        ========        ========          ========


 The accompanying footnotes are an integral part of these financial statements

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $331 in cash and cash equivalents at September 30, 2009.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


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

     H. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     - a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF FASB NO. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING Securities". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In May 2009, FASB issued SFAS No. 165 (SFAS 165) "SUBSEQUENT EVENTS". SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on the Company's consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, "The HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It was effective on November 15, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In March 2008, FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO.
     133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements, and the adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141R, "BUSINESS COMBINATIONS". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS LIABILITIES -AN AMENDMENT OF ARB NO. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS". The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

NOTE 3 - CAPITAL STOCK

     A) AUTHORIZED STOCK:

     The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 3 - CAPITAL STOCK (Continued)

     B) SHARE ISSUANCE:

     From inception of the Company (February 21, 2007) to September 30, 2009, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2009, the Company has an accumulated deficit of $73,589, cash in the amount of $331 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $73, 589, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of deferred tax assets are as follows:

                                                              September 30, 2009
                                                              ------------------
     Deferred tax assets:
       Net operating loss (from inception to
        September 30, 2009)                                         $ 73,589
       Statutory tax rate (combined federal and state)                    34%
                                                                    --------
       Deferred tax assets                                            25,020
       Valuation allowance                                           (25,020)
                                                                    --------
                                                                    $     --
                                                                    ========

                                   ROSCA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 5 - INCOME TAXES (Continued)

     The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $37,940 on September 30, 2009.

     There is no management contract in place between the Company and Mr. Mancillas. However, he receives a monthly fee of $400 for management services. The Company has an account payable of $5,600 to him as of September 30, 2009.

NOTE 7 - SUBSEQUENT EVENT

     On October 5, 2009, Mr. Brian Weiss was appointed as a member of the Corporation's Board of Directors to serve until the next annual meeting of the Corporation's shareholders or his respective ealier death, resignation or removal from office. On October 5, 2009, the Corporation issued 150,000 shares of common stock valued at $0.004 per share to Brian Weiss for services rendered to the Corporation. These shares are restricted under Rule 144 of the Exchange Act.

     On October 30, 2009, Mr. Christian Mancillas, a director of the Corporation, requested cancellation of his 4,000,000 shares of restricted common stock of Rosca, Inc. On October 30, 2009, the Board of Directors of the Corporation approved the cancellation of the 4,000,000 shares of restricted common stock held by Christian Mancillas.

     Upon cancellation of Mr. Mancillas' shares, the largest shareholder of the registrant is now Mr. Brian Weiss, a director, who holds 150,000 shares or 3.2% of the issued and outstanding common stock shares of the registrant.

     On October 30, 2009, subsequent to the cancellation of the shares held by Christian Mancillas, the Corporation's Board of Directors approved a 2 for 1 forward stock split of the outstanding 4,650,000 common stock shares of the Corporation. This action will become effective upon completion of the state and FINRA requirements required to intact and set an ex-dividend date for the forward stock split.

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

Our shares are listed on the OTCBB under the symbol RSCA. To date there has been no active trading market. We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 8,500,000 common shares issued and outstanding as of September 30, 2009. Of the outstanding shares 4,000,000 shares are held by Christian Mancillas, our officer and director, and 4,500,000 shares are held by 45 independent investors.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $331. We believe our existing cash balance plus loans from our director and possible additional funding from the sale of our equity securities or outside loan sources will be sufficient to fund our operations for the next twelve months during our development stage. Our director has agreed to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding and we are unable to secure additional funding, our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $73,589 in expenses from inception (February 21, 2007) through September 30, 2009. For the three month periods ended September 30, 2009 and 2008 we incurred $4,372 and $6,035 in expenses. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended September 30, 2009.

                      Balance Sheet Data:       9/30/09
                      -------------------       -------

                      Cash                      $    331
                      Total assets              $    331
                      Total liabilities         $ 43,920
                      Shareholders' equity      $(43,589)

From inception of the Company (February 21, 2007) to September 30, 2009, the Company issued 8,500,000 common shares. 4,000,000 shares were issued at $0.003 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 4,500,000 shares were issued at $0.004 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Subsequent Events

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

On October 5, 2009, Mr. Brian Weiss was appointed as a member of the Corporation's Board of Directors to serve until the next annual meeting of the Corporation's shareholders or his respective ealier death, resignation or removal from office. On October 5, 2009, the Corporation issued 150,000 shares of common stock valued at $0.004 per share to Brian Weiss for services rendered to the Corporation. These shares are restricted under Rule 144 of the Exchange Act.

CHANGE IN CONTROL OF REGISTRANT

On October 30, 2009, Mr. Christian Mancillas, a director of the Corporation, requested cancellation of his 4,000,000 shares of restricted common stock of Rosca, Inc. On October 30, 2009, the Board of Directors of the Corporation approved the cancellation of the 4,000,000 shares of restricted common stock held by Christian Mancillas.

Upon cancellation of Mr. Mancillas' shares, the largest shareholder of the registrant is now Mr. Brian Weiss, a director, who holds 150,000 shares or 3.2% of the issued and outstanding common stock shares of the registrant.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; CHANGE IN FISCAL YEAR.

On October 30, 2009, subsequent to the cancellation of the shares held by Christian Mancillas, the Corporation's Board of Directors approved a 2 for 1 forward stock split of the outstanding 4,650,000 common stock shares of the Corporation. This action will become effective upon completion of the state and FINRA requirements required to intact and set an ex-dividend date for the forward stock split.

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

        Signature                          Title                          Date
        ---------                          -----                          ----


/s/ Christian Mancillas          President, Secretary, Treasurer,        11/3/09
-----------------------------    Chief Executive Officer, Chief
                                 Financial Officer and Director



/s/ Christian Mancillas          Chief Financial Officer & Principal     11/3/09
-----------------------------    Accounting Officer