Form 10-K
period 2009-12-31
Secure Path Technology Holdings, Inc.
filed 2010-04-15
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2009

                        Commission File Number 333-144287


                      Secure Path Technology Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

           Nevada                               5810                         20-8552192
  (State or jurisdiction of         (Primary Standard Industrial          (I.R.S. Employee
incorporation or organization)       Classification Code Number)         Identification No.)

844 Seward Street, Los Angeles, CA 90038                   323-993-8830
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

                                 Josh Kline, CEO
                                844 Seward Street
                              Los Angeles, CA 90038
                               Phone: 323-993-8830
            (Name, address and telephone number of agent for service)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 15, 2010, the registrant had 14,100,000 shares of common stock issued and outstanding. As at the last business day of the registrant's most recently completed second fiscal quarter there was no active trading market and therefore, no market value has been computed.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        4
Item 1B. Unresolved Staff Comments                                           8
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  Submission of Matters to a Vote of Securities Holders               9

                                 Part II

Item 5.  Market for Common Equity and Related Stockholder Matters            9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11
Item 8.  Financial Statements                                               16
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           27
Item 9A. Controls and Procedures                                            27
Item 9B. Other Information                                                  29

                                Part III

Item 10. Directors and Executive Officers                                   32
Item 11. Executive Compensation                                             33
Item 12. Security Ownership of Certain Beneficial Owners and Management     34
Item 13. Certain Relationships and Related Transactions                     35
Item 14. Principal Accounting Fees and Services                             35

                                 Part IV

Item 15. Exhibits                                                           36

Signatures                                                                  36

                                     PART I

ITEM 1. BUSINESS

At the time of inception, our business plan was been to operate tequila bars located in major tourist locations on the east and west coasts of Mexico. The reality of a world-wide financial slowdown and recessionary economic trends forced us to dramatically slow down our operations and abandon our original business model. We decided to look for other potential business opportunities that might be available to us.

Our shares are listed on the OTCBB under the symbol SPHT. We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 17,450,000 common shares issued and outstanding as of December 31, 2009. Of the outstanding shares 8,000,000 shares were held by Christian Mancillas, a former officer and director, 300,000 shares were held by Brian Weiss a director at the time, 150,000 shares were held by Chris Harano, a director and 9,000,000 shares were held by 26 independent investors.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our original business we have not spent any funds on research and development activities to date.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At December 31, 2009 we had one employee, Brian Weiss, our executive officer who devoted 5 hours per week to our business and was responsible for all aspects of our business. There were no formal employment agreements between the company and Mr. Weiss.

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

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

MEDIA INDUSTRY MAY ADOPT ISAN STANDARD SLOWER THAN ANTICIPATED, WHICH WOULD RESULT IN LOWER CONTENT REGISTRATION AND DATABASE LICENSING ACTIVITY.

The service that Secure Path provides requires that the media industry adopts the ISAN standard. The adoption of any new standard technology can take an extended period of time and we cannot anticipate the rate at which the ISAN standard will be accepted. If this standard is not accepted as project, we will achieve lower revenue and it will take longer for us to reach profitability.

DECE'S ANTICIPATED 2010 COMMERCIAL LAUNCH COULD BE DELAYED OR OTHERWISE RESULT IN LESS FINANCIAL ACTIVITY THAN ANTICIPATED, DIRECTLY IMPACTING SECURE PATH'S METADATA SERVICES BUSINESS.

The Digital Entertainment Content Ecosystem LLC (DECE) is a cross-industry initiative developing the next generation digital media experience based on open, licensable specifications and designed to create a viable, global digital marketplace. The DECE is currently made up of 48 different companies from entertainment, software, hardware, retail, infrastructure and delivery industries. This new digital media specification and logo program will enable consumers to purchase digital video content from a choice of online retailers and play it on a variety of devices and platforms from different manufacturers.

Secure Path is a subcontractor to Neustar, which is a member of DECE and has been selected as the vendor for DECE's Digital Rights Locker, which is a cloud-based authentication service and account management hub that allows consumers rights access to their digital entertainment. Secure Path expects to launch B2B services mid-year 2010, with B2C availability of DECE services expected in time for the holiday season (Q4) 2010. This will require a substantial amount of development work from Neustar and Secure Path, and the participation of many of the members of DECE. This is the presumed game plan, but as with any large scale initiative requiring input from multiple parties, delays are a possibility. Secure Path has modeled its revenue from DECE in its metadata services business projections, and if there are delays in the launch, these revenues will be pushed out.

THE FINANCIAL WELL-BEING OF THE ISAN INTERNATIONAL AGENCY COULD NEGATIVELY IMPACT ON SECURE PATH'S ISAN BUSINESS LINES.

In Q1 2009, the ISAN International Agency had financial problems as a result of mismanagement and poor budgeting. As a result, Secure Path was instrumental in a reorganization effort that resulted in the removal of the Managing Director, the realignment of the Board of Directors and an overhaul of the budgeting process. This process also involved a recapitalization of the International Agency via loans from Secure Path, AGICOA, CISAC, ISAN France and ISAN Spain. The International Agency has been operating according to the new budget since the beginning of Q3 2009. However, Secure Path does have a dependency on the successful management and operation of the ISAN standard, and should the ISAN International Agency have financial problems again in the future, it could have a meaningful impact on Secure Path's ISAN-dependant business lines (ISAN code registrations and ISAN data licensing).

RISKS RELATING TO OUR ORGANIZATION AND OUR COMMON STOCK

WE ARE SUBJECT TO THE REPORTING REQUIREMENTS OF A PUBLIC COMPANY, WHICH IS COSTLY AND TIME CONSUMING.

As a result of the Merger, we became a consolidated subsidiary of a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws (the "Sarbanes-Oxley Act"). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Share Exchange.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT FOR US TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

     *    changes in our industry;
     *    competitive pricing pressures;
     *    our ability to obtain working capital financing;
     *    additions or departures of key personnel;
     * limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
     *    sales of our common stock;
     *    our ability to execute our business plan;
     *    operating results that fall below expectations;
     *    loss of any strategic relationship;
     *    economic and other external factors; and
     *    period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE MAY NOT PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

THERE IS CURRENTLY NO LIQUID TRADING MARKET FOR OUR COMMON STOCK AND WE CANNOT ENSURE THAT ONE WILL EVER DEVELOP OR BE SUSTAINED.

To date there has not been a liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the Private Placement upon the effectiveness of a registration statement with respect to such shares, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In addition, the shares of our common stock sold in the Private Placement will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

WE HAVE A LIMITED OPERATING HISTORY.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

WE REQUIRE SIGNIFICANT ADDITIONAL FINANCING IF WE ARE TO ATTAIN PROFITABILITY AND THERE IS NO ASSURANCE THAT SUCH FUNDS WILL BE AVAILABLE.

Our ability to increase our revenues and reach profitability will be dependent upon our ability to raise significant additional financing. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN AND MAY NOT BE ABLE TO CONTINUE OPERATIONS WITHOUT REVENUES.

A note provided by our independent auditors in our financial statements for the year ended December 31, 2009 contains an explanatory note that indicates that we are a development stage company and our ability to continue as a going concern and to emerge from the development stage is dependent on our ability to attain profitable operations.

We have limited capital and have accumulated losses since inception. These factors raise substantial doubt about our ability to continue as a going concern. Through December 31, 2009 the Company has not genereated any revenue. In a development stage company, management devotes most of its activities to raising capital and developing a market for its products and services. The accompanying financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. We have not generated any revenues and have never paid any dividends. Nor are we likely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our accumulated losses since inception are $629,225. These factors raise substantial doubt regarding our ability to continue as a going concern.

This "going concern" note to our financial statements may make it more difficult for us to raise equity or debt financing if needed in the future to run our business and is not viewed favorably by analysts or investors.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. IF OUR LOSSES CONTINUE, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

We have had no significant operating history upon which an evaluation of our future success or failure can be made. Since inception on February 21, 2007, our cumulative net loss is $629,225. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from future operations. Without the generation of any revenues we will likely have to suspend or cease operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property. As of December 31, 2009 we maintained our corporate offices at 1286 University Ave. #708, San Diego, CA 92103. A director provided us with this office space at no charge. In addition, as a result of the Merger as described below, the Company's corporate offices were moved as of February 11, 2010. The new facility is located at 844 Seward Street, Los Angeles, CA 90038 and is currently leased on a month-to-month basis and may be terminated at any time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was approved for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "RSCA" from October 10, 2007 through April 12, 2010. As of April 13, 2010, our ticker symbol became "SPHT" to reflect our name change to Secure Path Technology Holdings Inc.

The following table sets forth the high and low bid prices for our common stock for the last two years.

                Year         Quarter             High           Low
                ----         -------             ----           ---

                2008          First              0.00          0.00
                2008          Second             0.00          0.00
                2008          Third              0.00          0.00
                2008          Fourth             0.00          0.00
                2009          First              0.00          0.00
                2009          Second             0.00          0.00
                2009          Third              0.00          0.00
                2009          Fourth             3.65          3.00

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

AUTHORIZED CAPITAL STOCK

We have authorized 75,000,000 shares of capital stock, par value $0.001 per share.

CAPITAL STOCK ISSUED AND OUTSTANDING

At December 31, 2009 we had 17,450,000 issued and outstanding shares of common stock on a fully diluted basis as follows:

COMMON STOCK

The holders of our common stock are entitled to one vote per share. Our Certificate of Incorporation does not provide for cumulative voting. The holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of legally available funds; however, the current policy of our board of directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of our common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of our board of directors and issued in the future.

TRADING INFORMATION

Our common stock is currently approved for quotation on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority, Inc. under the symbol SPHT.

TRANSFER AGENT

The transfer agent for our common stock is Transhare Corporation, 5105 DTC Parkway, suite 325, Greenwood Village, CO 80111, (303) 662-1112

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements contained herein which are not historical facts are forward-looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

RESULTS OF OPERATIONS

Our independent auditors in our financial statements for the year ended December 31, 2009 have included an explanatory note that indicates that we are a development stage company and there are a number of factors that raise substantial doubt regarding our ability to continue as a going concern.

We have limited capital and have accumulated losses since inception. To date there has been no revenues. In a development stage company, management devotes most of its activities to raising capital and developing a market for its products and services. The financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. We have not generated any revenues and have never paid any dividends. Nor are we likely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our accumulated losses since inception are $629,225. These factors raise substantial doubt regarding our ability to continue as a going concern.

We have generated no revenues since inception and have incurred $629,225 in expenses through December 31, 2009. The following table provides selected financial data about our company for the years ended December 31, 2009 and 2008.

           Balance Sheet Data:                  12/31/09           12/31/08
           -------------------                  --------           --------

           Cash                                 $     --             4,388
           Total assets                         $     --             4,388
           Total liabilities                    $ 54,125            31,645
           Shareholders' equity                 $(54,125)          (27,257)

From inception of the Company (February 21, 2007) to December 31, 2009, the Company issued 17,450,000 common shares. 8,000,000 shares were issued at $0.0015 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 9,000,000 shares were issued at $0.002 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007. 450,000 shares each were issued to two directors of the company for services. These shares were valued at $545,100.

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

LIQUIDITY AND CAPITAL RESOURCES

We had no cash at December 31, 2009. We are a development stage company and have generated no revenue to date. We have sold $30,000 in equity securities to pay for our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31, year-end.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for income taxes under ASC 740 "INCOME TAXES" which codified SFAS 109, "ACCOUNTING FOR INCOME TAXES" and FIN 48 "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and 2008.

EARNINGS PER SHARE INFORMATION

FASB ASC 260, "EARNINGS PER SHARE" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as there were no common stock equivalents outstanding.

SHARE BASED EXPENSES

ASC 718 "COMPENSATION - STOCK COMPENSATION" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "EQUITY - BASED PAYMENTS TO NON-EMPLOYEES" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (A) the goods or services received; or (B) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

ITEM 8. FINANCIAL STATEMENTS


                           Chang G. Park, CPA, Ph. D.
                * 2667 CAMINO DEL RIO SOUTH PLAZA B * SAN DIEGO *
             CALIFORNIA 92108-3707 * * TELEPHONE (858)722-5953 * FAX
                      (858) 761-0341 * FAX (858) 433-2979 *
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Secure Path Technology Holdings, Inc. (formerly Rosca, Inc.)

We have audited the accompanying balance sheets of Secure Path Technology Holdings, Inc. (formerly Rosca, Inc.) (the "Company") as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from February 21, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Path Technology Holdings, Inc. (formerly Rosca, Inc.) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from February 21, 2007 (inception) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chang Park
-----------------------------
CHANG G. PARK, CPA
April 15, 2010
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                   December 31,       December 31,
                                                                      2009               2008
                                                                    --------           --------
ASSETS

Current Assets
  Cash                                                              $      --          $   4,388
                                                                    ---------          ---------

Total Assets                                                        $      --          $   4,388
                                                                    =========          =========

LIABILITIES

Current Liabilities
  Accounts Payable                                                  $   6,800          $   2,200
  Loans Payable                                                        47,325             29,445
                                                                    ---------          ---------
TOTAL LIABILITIES                                                      54,125             31,645
                                                                    ---------          ---------

STOCKHOLDERS' EQUITY
  Common Stock $.0.001 par value; 75,000,000 shares
   authorized; 17,450,000 issued & 17,000,000                          17,450             17,000
    outstanding as of December 31, 2009 and 2008, repectively
  Additional Paid in Capital                                          557,650             13,000
  Deficit Accumulated                                                (629,225)           (57,257)

TOTAL STOCKHOLDERS' EQUITY                                            (54,125)           (27,257)
                                                                    ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      --          $   4,388
                                                                    =========          =========


 The accompanying footnotes are an integral part of these financial statements.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                            For the Period
                                                                                              Inception
                                               Year Ended             Year Ended         February 21, 2007 to
                                               December 31,           December 31,           December 31,
                                                  2009                   2008                   2009
                                              ------------           ------------           ------------
REVENUES
  Revenues                                    $         --           $         --           $         --
                                              ------------           ------------           ------------
TOTAL REVENUES                                          --                     --                     --
                                              ------------           ------------           ------------

Operating Expense                                  545,100                     --                545,100
Administrative Expense                              26,868                 26,756                 84,125
                                              ------------           ------------           ------------

NET (LOSS)                                    $   (571,968)          $    (26,756)          $   (629,225)
                                              ============           ============           ============

Basic and diluted earnings per share          $      (0.03)          $      (0.00)
                                              ============           ============
Weighted average number of
 common shares outstanding                      17,073,973             17,000,000
                                              ============           ============


 The accompanying footnotes are an integral part of these financial statements

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                 Statements of Changes in Stockholders' Equity
        For the Period from February 21, 2007 through December 31, 2009

                                                               Common      Additional
                                                Common         Stock        Paid-in       Deficit
                                                Stock          Amount       Capital     Accummulated      Total
                                                -----          ------       -------     ------------      -----
Stock issued for cash on March 26, 2007       8,000,000       $  8,000     $  4,000      $      --      $  12,000

Stock issued for cash on August 31,2007       9,000,000          9,000        9,000                        18,000

Net loss through  December 31, 2007                                                        (30,501)       (30,501)
                                            -----------       --------     --------      ---------      ---------
Balance December 31, 2007                    17,000,000         17,000       13,000        (30,501)          (501)
                                            -----------       --------     --------      ---------      ---------
Net loss December 31, 2008                                                                 (26,756)       (26,756)
                                            -----------       --------     --------      ---------      ---------
Balance December 31, 2008                    17,000,000         17,000       13,000        (57,257)       (27,257)
                                            -----------       --------     --------      ---------      ---------
Stock Issuance on October 5, 2009               300,000            300          300                           600

Stock Issuance on December 28, 2009             150,000            150      544,350                       544,500

Net loss through  December 31, 2009                                                       (571,968)      (571,968)
                                            -----------       --------     --------      ---------      ---------

Balance December 31, 2009                    17,450,000       $ 17,450     $557,650      $(629,225)     $ (54,125)
                                            ===========       ========     ========      =========      =========


* All outstanding share amounts have been retroactively restated to reflect 1 for 1 stock dividends.


The accompanying notes are an integral part of these financial statements

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                             For the Period
                                                                                               Inception
                                                        Year Ended         Year Ended     February 21, 2007 to
                                                        December 31,       December 31,       December 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                       $(571,968)         $ (26,756)         $(629,225)
  Adjustments to reconcile net loss to net cash
   provided by(used in) operating activities;
     Stocks issued for service                             545,100                 --            545,100
  Changes in operating assets and liabilities:
     Accounts Payable                                        4,600              2,200              6,800
                                                         ---------          ---------          ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $ (22,268)         $ (24,556)         $ (77,325)
                                                         ---------          ---------          ---------

CASH FLOW FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES              --                 --                 --
                                                         ---------          ---------          ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Increase(Decrease) in Loan from Director                  17,880              3,500             47,325
  Issuance of common stock                                      --                 --             30,000
                                                         ---------          ---------          ---------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES          17,880              3,500             77,325
                                                         ---------          ---------          ---------

Net increase (decrease) in cash                             (4,388)           (21,056)                --

Cash at beginning of period                                  4,388             25,444                 --
                                                         ---------          ---------          ---------

CASH AT END OF PERIOD                                    $      --          $   4,388          $      --
                                                         =========          =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                               $      --          $      --          $      --
                                                         =========          =========          =========
Income Taxes                                             $      --          $      --          $      --
                                                         =========          =========          =========


 The accompanying footnotes are an integral part of these financial statements

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Secure Path Technology Holdings, Inc. (formerly Rosca, Inc.) (the "Company") was incorporated in the State of Nevada on February 21, 2007. The Company is a development stage company and its activities to date have been limited to its formation, the preparation of the business plan and raising capital. On February 11, 2010, Secure Path Technology LLC, a California limited liability company ("Secure Path"), was merged with and into Rosca, Inc., a Nevada corporation ("Rosca"), in accordance with the Agreement and Plan of Merger entered into by the parties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31, year-end.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009.

INCOME TAXES

The Company accounts for income taxes under ASC 740 "INCOME TAXES" which codified SFAS 109, "ACCOUNTING FOR INCOME TAXES" and FIN 48 "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

UNCERTAIN TAX POSITIONS

Codifications topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Accounting for uncertainty in income taxes is addressed by a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.

EARNINGS (LOSS) PER SHARE INFORMATION

FASB ASC 260, "EARNINGS PER SHARE" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

SHARE BASED EXPENSES

ASC 718 "COMPENSATION - STOCK COMPENSATION" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. Thefair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 3. CAPITAL STOCK

A) AUTHORIZED STOCK:

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

B) SHARE ISSUANCE:

From inception of the Company (February 21, 2007) to December 31, 2009, the Company issued 17,450,000 common shares. 8,000,000 shares were issued at $0.0015 per share for total proceeds of $12,000. These shares were issued to the director and officer of the Company. 9,000,000 shares were issued at $0.002 per share for total proceeds of $18,000 pursuant to the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission which became effective on July 25, 2007. The shares were issued to 45 unaffiliated shareholders. The offering was completed on August 31, 2007.

On October 5, 2009, the Company issued 300,000 shares of common stock to a director for services provided at $0.002 per share. Related compensation expense of $600 is included in the statement of operations during the year ended December 31, 2009.

On December 28, 2009, the Company issued 150,000 shares of common stock to a second director for services provided. The Company measured the stock based compensation at the market value of $3.63 on date of the grant. Compensation expense of $544,500 is included in the statement of operations during the year ended December 31, 2009.

STOCK DIVIDEND

In December 2009, the Company's Board of Directors approved a stock dividend of one additional share for every share of stock held for the shareholders of record on December 20, 2009. All outstanding share amounts have been retroactively restated to reflect 1 for 1 stock dividend.

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2009, the Company has an accumulated deficit of $629,225, no cash resources and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements until it realizes revenues, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS (CONTINUED)

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

NOTE 5. INCOME TAXES

The Company has incurred operating losses of $629,225, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of deferred tax assets are as follows:

                                                        2009            2008
                                                      ---------       ---------
Deferred tax assets:
Net operating loss (from inception to December 31)    $ 629,225       $  26,756
Statutory tax rate (combined federal and state)              34%             34%
                                                      ---------       ---------
Deferred tax assets                                     213,937           9,097
Valuation allowance                                    (213,937)         (9,097)
                                                      ---------       ---------
                                                      $      --       $      --
                                                      =========       =========

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6. RELATED PARTY TRANSACTIONS

A former director of the company advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $47,325 and $29,445 on December 31, 2009 and 2008, respectively.

There was no management contract in place between the Company and Mr. Mancillas. However, he did receive a monthly fee of $400 for management services. The Company has an account payable of $6,800 to him as of December 31, 2009.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 7. SUBSEQUENT EVENT

On February 11, 2010, Secure Path Technology LLC, a California limited liability company ("Secure Path"), was merged with and into Rosca, Inc., a Nevada corporation ("Rosca"), in accordance with the Agreement and Plan of Merger entered into by the parties.

On December 17, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Secure Path. Upon closing of the transaction contemplated under the Merger Agreement (the "Merger"), Secure Path merged with and into Rosca and Rosca became the surviving corporation.

Pursuant to the terms and conditions of the Merger Agreement:

     At the closing of the Merger, all of the issued and outstanding membership interests in Secure Path were converted into the right to receive 4,650,000 shares - No fractional shares were issued and no rounding up of fractional shares was required. Accordingly, an aggregate of 4,650,000shares (4,650,000 post-dividend shares) of our common stock are to be issued to members of Secure Path.

     Upon the closing of the Merger, a new director and new executive officers were appointed.

On December 10, 2009, our Board of Directors approved a stock dividend of our common stock to our existing shareholders of record as of December 20, 2009, whereby every stockholder had the right to receive, for every one (1) share held, one (1) additional share. All outstanding share amounts have been retroactively restated to reflect 1 for 1 stock dividend.

The following table presents certain unaudited summary financial data for Secure Path LLC for the twelve months ending June 30, 2009:

                                                      Unaudited
                                                     -----------
               BALANCE SHEET DATA
               Total assets                          $ 1,310,354
               Total liabilities                     $ 1,189,238

               STATEMENT OF OPERATIONS DATA
               Revenue                               $   122,792
               Gross profit                          $  (227,648)
               Loss from operations                  $(1,890,225)

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (formerly Rosca, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature:
FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"), issued June 2009), establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was April 13, 2010 (the date of filing).

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENTS

On February 11, 2010, Secure Path Technology LLC, a California limited liability company ("Secure Path"), was merged with and into Rosca, Inc., a Nevada corporation ("Rosca"), in accordance with the Agreement and Plan of Merger entered into by the parties.

                                   THE MERGER

On December 17, 2009, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Secure Path. Upon closing of the transaction contemplated under the Merger Agreement (the "Merger"), Secure Path merged with and into Rosca and Rosca became the surviving corporation.

Pursuant to the terms and conditions of the Merger Agreement:

     At the closing of the Merger, all of the issued and outstanding membership interests in Secure Path were converted into the right to receive 4,650,000 shares. No fractional shares were issued and no rounding up of fractional shares was required. Accordingly, an aggregate of 4,650,000 shares) of our common stock are to be issued to members of Secure Path.

     Upon the closing of the Merger, a new director and new executive officers were appointed.

On December 10, 2009, our Board of Directors approved a stock dividend of our common stock to our existing shareholders of record as of December 20, 2009, whereby every stockholder had the right to receive, for every one (1) share held, one (1) additional share. As of the date of this filing, this stock dividend has not been processed and effected in the market by FINRA. However, the stock dividend will not be applicable to the shares to be issued to Secure Path's Members described above.

The shares of our common stock issued to former members of Secure Path stock in connection with the Merger were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Regulation D promulgated thereunder. These securities may not be transferred or sold absent registration under the Securities Act or an applicable exemption therefrom.

CHANGES TO THE BUSINESS. We intend to carry on the business of Secure Path as our sole line of business. Upon closing of the Merger, we relocated our executive offices to Secure Path and our telephone number is (323) 993-8830.

Under California law, Secure Path members who did not vote in favor of the Merger may under certain circumstances seek to be paid the fair value of their shares determined by judicial proceeding by exercising statutory rights reserved for dissenters of certain major actions. Determination of fair value is based on many relevant factors, except that a court may disregard any appreciation or depreciation resulting from the anticipation or accomplishment of an event such as the Merger. As of January 28, 2010, no member of Secure Path common stock had notified the Company of their intention to seek to exercise the right to seek appraisal of their membership interests.

CHANGES TO THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS. Pursuant to the terms of the Merger Agreement, Secure Path has the right to name two (2) members to the Rosca Board of Directors. Upon the closing of the Merger, Mr. Brian Weiss resigned from the Board of Directors of Rosca to allow Secure Path's nominees to the Board. Mr. Terry Mackin was appointed as Chairman of the Board of Directors and Chief Executive Officer of Rosca and Mr. Josh C. Kline was appointed as a member of the Rosca Board of Directors and as Rosca's President and Chief Operating Officer.

On March 20, 2010 Mr. Mackin resigned from his positions in the company and Mr. Kline was named as President and CEO.

Mr. Kline was the founder of Secure Path and has been its President since 2005. From 2001 to present, Mr. Kline has also been the Chairman of Sample Digital Inc. and was also one its co-founders. Sample Digital is a provider of online review and approval systems (Digital Dailies(TM)) and media asset management solutions. Mr. Kline is an alumnus of U.S.C.'s School of Planning and Development. Mr. Kline is not an executive officer or a director of any other public reporting company.

Our board of directors consists of between one and 15 persons, fixed from time to time by the board or our stockholders. A vacancy on our board of directors may be filled by the vote of a majority of the directors holding office. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by the board of directors and serve at the discretion of the board.

ACCOUNTING TREATMENT. The acquisition is being accounted for using the purchase method of accounting in accordance Accounting Standards Codification No. 805, "Business Combinations", whereby the estimated purchase price has been allocated to tangible and intangible net assets acquired based upon preliminary fair values at the date of acquisition.

 TAX TREATMENT; SMALL BUSINESS ISSUER. The Merger is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or such other tax free reorganization exemptions that may be available under the Code.

Following the Merger, the Company will continue to be a "smaller reporting company," as defined in Item 10(f)(1) of Regulation S-K, as promulgated by the SEC.

On March 17, 2010, the Company appointed Mr. Brian D. Stich as the Company's Chief Financial Officer. Prior to his appointment with Secure Path, Mr. Stich was the Chief Financial Officer of RazorGator Interactive Group, of Los Angeles, California since 2007. RazorGator is an ecommerce reseller of tickets for sports and entertainment events, event hospitality and ticket management software provider. From 2005 to 2007, Mr. Stich was the Corporate Controller of VitalStream, Inc., of Costa Mesa, California, a provider of products and services for delivering and storing digital media to global audiences over the Internet. Mr. Stich earned a B.A. degree in Administration/Accounting from California State University, Fullerton, in January 1991.

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

The name, address, age and position of our officer and director as of the date of this report are as follows:

       Name                 Age                Position(s)
       ----                 ---                -----------

       Josh C. Kline        40         President & Chief Executive Officer
       David Benson         34         Chief Technology Officer
       Brian D. Stich       42         Chief Financial Officer
       Chris Harano         47         Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders.

BACKGROUND OF OUR EXECUTIVE OFFICER AND DIRECTORS

JOSH C. KLINE

Mr. Kline was the founder of Secure Path and has been its President since 2005. From 2001 to present, Mr. Kline has also been the Chairman of Sample Digital Inc. and was also one its co-founders. Sample Digital is a provider of online review and approval systems (Digital Dailies(TM)) and media asset management solutions. Mr. Kline is an alumnus of U.S.C.'s School of Planning and Development. Mr. Kline is not an executive officer or a director of any other public reporting company.

DAVID BENSON - CTO

David Benson is a seasoned media and technology executive that brings experience in large scale software development, infrastructure management and high availability service offerings. Prior to his position at Secure Path, Mr. Benson served as the Director of R&D for Technicolor Creative Services where he was responsible for delivering enterprise platforms that solved business issues such as online video collaboration and reliable video file transport across the globe.

BRIAN D. STICH

Prior to his appointment with Secure Path, Mr. Stich was the Chief Financial Officer of RazorGator Interactive Group, of Los Angeles, California since 2007. RazorGator is an ecommerce reseller of tickets for sports and entertainment events, event hospitality and ticket management software provider. From 2005 to

2007, Mr. Stich was the Corporate Controller of VitalStream, Inc., of Costa Mesa, California, a provider of products and services for delivering and storing digital media to global audiences over the Internet. Mr. Stich earned a B.A. degree in Administration/Accounting from California State University, Fullerton, in January 1991.

CHRIS HARANO

Mr. Harano is a co-founder and currently the CEO of Solmar Technologies, an early stage company pursuing alternative energy markets. For the previous 10 years, he was CFO of Day Software (SWX: DAYN), a leading provider of global content management software and java content repository technology. Harano lead early stage funding efforts and took the company public in April 2000. Prior to that Harano was a Director at Price Waterhouse in the Financial Advisory Services unit where he focused on business turnarounds. Harano has a CPA, studied undergraduate economics at UCLA, and obtained an MS degree from the Sloan School of Business at MIT.

LEGAL PROCEEDINGS

Our Directors and Executive Officers have not been involved in any legal action during the past five years.

CONFLICTS OF INTEREST

None.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Brian           2009        0        0          0           0           0             0            0           0
Weiss, CEO
and Director

Chris           2009        0        0          0           0           0             0            0           0
Harano,
Director

Christian       2008   $2,400        0          0           0           0             0            0      $2,400
Mancillas,      2007   $2,400        0          0           0           0             0            0      $2,400
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Chris          0              0             0            0           0           0            0           0            0
Harano

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Chris Harano        0      $544,500          0            0                0               0      $544,500

Brian Weiss         0      $    600          0            0                0               0      $    600


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the most recent practicable date, April 13, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

         Name of                           No. of             Percentage
     Beneficial Owner                      Shares            of Ownership
     ----------------                      ------            ------------
     Brian Weiss                           300,000               2.1%
     Chris Harano                          150,000               1.1%
     Josh C. Kline                         179,895 (1)           1.3%
     David Benson                           54,611 (1)           0.4%
     All Officers and Directors
      as a group                           684,506               4.9%
     Cede & CO                           4,259,512              30.2%
     Mediatech Holding LLC               1,800,000 (2)          12.8%
     Celeritas                           1,432,292              10.2%

----------
(1) Shares are being granted under the terms of the merger with Secure Path LLC. As of April 12, 2010 the transfer agent had not yet finalized the issuance of the certificates.
(2)  Includes 300,000 shares beneficially owned by Lotus Asset Management, LLC

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 4, 2007, 8,000,000 shares of common stock were issued to Christian Mancillas, the officer and director of the company at that time, in exchange for $12,000, or $.0015 per share. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to the promoter of the company and bear a restrictive legend.

Mr. Mancillas advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due to Mr. Mancillas was $47,325 on December 31, 2009.

On October 5, 2009 the Company agreed to issue 300,000 restricted shares of its common stock to Mr. Weiss as compensation for his agreement to serve on the Company's Board.

On December 28, 2009 the Company agreed to issue 150,000 restricted shares of its common stock to Mr. Harano as compensation for his agreement to serve on the Company's Board.

We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $10,000. No fees were charged for audit-related, tax or other services.

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

    Signature                                Title                        Date
    ---------                                -----                        ----


/s/ Josh C. Kline              President, Chief Executive Officer,       4/15/10
--------------------------     and Director


/s/ Chris Harano               Director                                  4/15/10
--------------------------


/s/ Brian D. Stich             Chief Financial Officer & Principal       4/15/10
--------------------------     Accounting Officer