Form 10-Q
period 2010-03-31
Secure Path Technology Holdings, Inc.
filed 2010-05-28
CIK 1399113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2010

                        Commission File Number 333-144287


                      Secure Path Technology Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                  20-8552192
(State of Incorporation)                                (IRS Employer ID Number)

                                844 Seward Street
                              Los Angeles, CA 90038
                                 (323) 993-8830
          (Address and telephone number of principal executive offices)

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

As of May 21, 2010, 14,100,000 shares of common stock, par value $0.001, were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                      Secure Path Technology Holdings, Inc.
                             (Formerly Rosca, Inc.)
                                 Balance Sheets

                                                                               March 31,            December 31,
                                                                                 2010                  2009
                                                                              -----------           -----------
                                                                              (Unaudited)            (Audited)
ASSETS (Note 6)

Current Assets:
  Cash and cash equivalents                                                   $    47,056           $        --
  Accounts receivable                                                              48,458                    --
  Other current assets                                                                 --                    --
                                                                              -----------           -----------
      Total current assets                                                         95,514                    --

Note receivable                                                                   125,337                    --
Property and equipment, net                                                         6,292                    --
Prepaid license fees                                                              207,585                    --
Goodwill                                                                        5,104,470                    --
Other intangibles                                                               3,706,320                    --
Other                                                                               2,000                    --
                                                                              -----------           -----------

      Total assets                                                            $ 9,247,518           $        --
                                                                              ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $   643,118           $     6,800
  Accrued liabilities                                                             267,986                    --
  Deferred tax liability                                                        1,388,465                    --
  Deferred revenue                                                                350,000                    --
  Notes payable to related parties                                              1,124,626                47,325
  Note payable                                                                    325,000                    --
  Embedded derrivative                                                            650,000                    --
                                                                              -----------           -----------
      Total current liabilities                                                 4,749,195                54,125
                                                                              -----------           -----------
Commitments and contingencies (Note 7)

Stockholders' Equity
  Common stock $0.001 par value; 75,000,000 shares authorized;
   14,100,000 issued and outstanding as of March 31, 2010 and 17,450,000
   issued & 17,000,000 outstanding as of December 31, 2009, respectively           14,100                17,450
  Additional paid-in capital                                                    6,954,750               557,650
  Accumultated deficit                                                         (2,470,527)             (629,225)
                                                                              -----------           -----------
      Total stockholders' equity                                                4,498,323               (54,125)
                                                                              -----------           -----------

Total liabilities and stockholders' equity                                    $ 9,247,518           $        --
                                                                              ===========           ===========

                      Secure Path Technology Holdings, Inc.
                             (Formerly Rosca, Inc.)
                      Statements of Operations (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  2010                   2009
                                                              ------------           ------------
Revenue                                                       $    108,741           $         --
Cost of revenue                                                    109,647                     --
                                                              ------------           ------------
      Gross profit                                                    (906)                    --

OPERATING EXPENSES:
  Selling and marketing                                             20,019                     --
  General and administrative                                       141,691                  7,609
  Amoritization of intangible assets                               244,580
                                                              ------------           ------------
      Total operating expenses                                     406,290                  7,609

      Loss from operations                                        (407,196)                (7,609)

OTHER INCOME (EXPENSE):
  Interest and transaction expense                                (987,231)                    --
  Loss on extinguishment of debt                                  (446,875)                    --
                                                              ------------           ------------
      Total other income (expense)                              (1,434,106)                    --

      Net loss                                                $ (1,841,302)          $     (7,609)
                                                              ============           ============

Basic and diluted earnings per share                          $      (0.12)          $      (0.00)
                                                              ============           ============

Weighted average number of common shares outstanding            15,663,333             17,000,000
                                                              ============           ============

                      Secure Path Technology Holdings, Inc.
                             (Formerly Rosca, Inc.)
                       Statement of Cash Flows (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          2010                  2009
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(1,841,302)          $    (7,609)
  Adjustments to reconcile net income (loss) to net assets
   provided by (used in) operating activities
     Loss on extinguishment of debt                                        446,875                    --
     Depreciation                                                              572                    --
     Amortization of intangibles                                           244,580                    --
     Common stock issued for services and interest                         973,959                    --
  Changes in operating assets and liabilities:
     Accounts receivable                                                     4,770                    --
     Accounts payables                                                      80,875                 1,100
     Accrued liabilities                                                    (1,878)                   --
     Deferred revenue                                                      (26,786)                   --
                                                                       -----------           -----------
          Net cash used in operating activities                           (118,335)               (6,509)
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                            --                    --
  Cash payment for acquisitions, net of cash received                       50,391                    --
                                                                       -----------           -----------
          Net cash used in investing activities                             50,391                    --
                                                                       -----------           -----------
FINANCING ACTIVITIES
  Payments on Note Payable Related Party                                        --                    --
  Proceeds from Note Payable - Related Party                               115,000                 3,420
                                                                       -----------           -----------

          Net cash used provided by investing activities                   115,000                 3,420
                                                                       -----------           -----------

Net increase in cash and cash equivalents                                   47,056               (3,089)

Cash and cash equivalents, beginning of period                                  --                 4,388
                                                                       -----------           -----------

Cash and cash equivalents, end of period                               $    47,056          $     1,299
                                                                       ===========           ===========

SUPLEMENTAL DISCLOSURES OF SCAH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                             $        --           $        --
                                                                       ===========           ===========
  Income Taxes                                                         $       800           $        --
                                                                       ===========           ===========

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS

Secure Path Technology Holdings, Inc. (formerly Rosca, Inc., ("Rosca")) was incorporated in the State of Nevada on February 21, 2007. Since inception, Rosca has been a development-stage company and its primary activities have been limited to its formation, the preparation of a business plan and raising capital. On February 11, 2010, Secure Path Technology LLC, a California limited liability company ("Secure Path"), was merged with and into Rosca Acquisition Corp, a wholly-owned subsidiary of Rosca, in accordance with the Agreement and Plan of Merger entered into by the parties (the "Merger Agreement"). Rosca changed its name to "SECURE PATH TECHNOLOGY HOLDINGS INC".

Secure Path Technology Holdings, Inc. has a 95% owned subsidiary, Media Metro LLC which is currently inactive. Secure Path Technology Holdings, Inc. and subsidiary are collectively referred to as the "Company".

The Company is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol SPHT.

The Company is the primary registration agency for the International Standard Audiovisual Number ("ISAN") in North America and is the exclusive global licensing agency providing commercial access to the ISAN database.

ISAN is an ISO ("International Standards Organization") standard which provides a unique, permanent and internationally recognized reference number for the identification of every audiovisual work, including film, television, online and mobile content, regardless of the format in which the work is distributed. The ISAN code was developed to be the identifier for the audiovisual ("AV") industry's supply chain, just as the International Standard Book Number ("ISBN") code is the unique identifier for publications and the foundation for all tracking for the global publishing industry.

MediaDNS(TM) is the Company's flagship technology offering that empowers content providers, resource providers, and metadata consumers by supplying them with a synchronized relationship to their metadata. This powerful tool can aggregate media data from many sources, transform data into Master Data Records, and syndicate data to and from many distribution points while reporting back critical metadata consumer information. It is through this platform that the Company also provides all ISAN related products and services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's consolidated financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United States. The Company has incurred losses since inception and the Company's ability to continue as a going concern is dependent upon obtaining additional capital and generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume through licensing and registration activities. There are no assurances that management plans will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet as of March 31, 2010, the consolidated statements of operations and cash flows for the quarterly periods ended March 31, 2010 and 2009, and the notes herein are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the quarterly periods ended March 31, 2010 and 2009. These consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any other future year.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and use of estimates include valuation allowances with respect to recoverability of long-lived assets, useful lives associated with property and equipment, valuation of assets and liabilities related to the forward acquisition of Secure Path, and assumptions underlying an embedded derivative liability. On an ongoing basis, Management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

CONCENTRATIONS OF CREDIT RISK

CASH AND CASH EQUIVALENTS

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company, at times, maintains cash balances at financial institutions in excess of amounts insured by United States government agencies or payable by the United States government directly. The Company places its cash and cash equivalents with high credit quality financial institutions.

CONCENTRATIONS, CREDIT AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

The Company provides credit in limited circumstances to customers throughout the United States. In these instances, the Company performs limited credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. Accounts receivable, if any, are reported net of an allowance for doubtful accounts, which is management's best estimate of potential credit losses. The Company's allowance for doubtful accounts is based on historical experience, but management also takes into consideration customer concentrations, creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, Management has not recorded an allowance.

Two customers made up 61% of the Company's accounts receivable as of March 31, 2010 and four customers made up 90% of the Company's total revenue for the quarter ended March 31, 2010.

The Company does not believe the loss or cancelation of business from these customers would materially or adversely affect the Company's consolidated financial position, results of operations, or cash flows due to the minimal amount of revenue and related receivables that have been earned to date.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RISKS AND UNCERTAINTIES

The Company's operations are subject to new innovations in product and service design and function. Significant technical changes can have an adverse effect on the Company's business model. Design, development, and adaptation of products and services are important elements to achieve and maintain profitability in the Company's business model.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents during the periods presented.

PROPERTY, EQUIPMENT AND SOFTWARE

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three years for computer equipment and five years for furniture, fixtures, and internal use software. Maintenance and repairs are expensed as incurred. Significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company's consolidated results of operations.

INTERNAL USE SOFTWARE

Computer software development costs are expensed as incurred, except for internal use software development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality.

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other (formerly Statement of Position No. 98-1). Accordingly, the Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Costs incurred related to less significant modifications and enhancements, as well as maintenance, are expensed as incurred.

As of March 31, 2010, the Company had capitalized internal use software costs of $564,400 which were acquired from Secure Path (see Note 9). As of March 31, 2010, there was $18,813 in accumulated amortization in connection with these costs.

FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which has been codified into Accounting Standards Codification 820 ("ASC 820"). This standard defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The implementation of this guidance did not change the method of calculating the fair value of assets or liabilities. The primary impact from adoption was additional disclosures. The portion of this guidance that defers the effective date for one year for certain non-financial assets and non-financial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, was implemented January 1, 2009, and did not have an impact on the Company's consolidated results of operations, cash flows, or financial position.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

* Level 1--Quoted prices in active markets for identical assets or liabilities.
* Level 2--Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
* Level 3--Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

During the periods presented, the Company had no Level 1 2 or 3 financial assets or liabilities, with the exception of the embedded derivative liability, which is a level 3 financial liability. The embedded derivative was assumed by the Company on February 11, 2010 and is recorded in the accompanying balance sheet at fair value. There has been no change in fair value of the embedded derivative from February 11, 2010 to March 31, 2010.

STOCK DIVIDEND

In December 2009, the Company's Board of Directors approved a stock dividend of one additional share for every share of stock held for the shareholders of record on December 20, 2009. All share amounts reported herein have been adjusted to reflect the stock dividend.

REVENUE RECOGNITION

The Company currently derives its revenue from fees charged to customers for the registration of audiovisual works. These registration fees are due at the time the registration is completed by the customer. The Company recognizes revenue in accordance with Accounting Standards Codification 605, Revenue Recognition (formerly Staff Accounting Bulletin No. 104). Accordingly, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. In general, the revenue recognition criteria are met at the time the registration is completed. Prepayments for registrations will be deferred, and will be amortized to revenues over the contract period on a straight-line basis.

Revenue is recognized net of estimated sales returns and allowances. If actual sales returns and allowances are greater than estimated by management, additional expense may be incurred. In determining the estimate for sales allowances, the Company relies upon historical experience and other factors, which may produce results that vary from estimates. To date, the estimated sales returns and allowances have varied within ranges consistent with management's expectations and have not been significant.

COST OF REVENUE

Cost of revenue primarily consists of expenses relating to licenses, royalties, certain software costs, and depreciation on internal-use software.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. No costs were incurred during the periods reported.

SELLING AND MARKETING

Selling and marketing consists of those costs which are related to personnel, marketing, public relations, advertising, and other promotional activities. All advertising costs are expensed as incurred. The Company had no advertising costs for the quarters ended March 31, 2010 and 2009.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL AND ADMINISTRATIVE

The Company's general and administrative expenses relate primarily to the compensation and associated costs for general and administrative personnel, professional fees, and other general overhead and facility costs.

STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to employee option and restricted stock grants in accordance with Accounting Standards Codification 718 Compensation - Stock Compensation ("ASC 718"), (formerly Statement of Financial Accounting Standards ("SFAS") No. 123(R)). This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

INCOME TAXES

The Company provides for income taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS UPDATE

In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PURCHASE METHOD OF ACCOUNTING FOR BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which has been codified into Accounting Standards Codification
805. This guidance retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Additionally, it provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Furthermore, this guidance requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings for both acquisitions occurring prior and subsequent to its effective date. This guidance is to be applied prospectively by the Company to business combinations beginning July 1, 2009. The adoption did not have a significant impact on the Company's consolidated results of operations, cash flows, or financial position.

NOTE 3 - NOTE RECEIVABLE

As of March 31, 2010, the Company had a note receivable from ISAN in the amount of $125,337 (the "ISAN Note"). The ISAN Note is non-interest bearing and is due no later than December 31, 2015. The terms of the ISAN Note provide for interim principal payments from the excess profits of ISAN, as defined, beginning with the year ending December 31, 2010.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                               March 31,         December 31,
                                                 2010               2009
                                               --------           --------
        Computer equipment                     $  4,734           $     --
        Furniture and fixtures                    2,130                 --
                                               --------           --------
                                                  6,864                 --
        Less accumulated depreciation              (572)                --
                                               --------           --------
                                               $  6,292           $     --
                                               ========           ========

During the quarters ended March 31, 2010 and 2009, the Company recorded depreciation and amortization expense of $572 and zero, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at:

                                               March 31,         December 31,
                                                 2010               2009
                                               --------           --------
      Accrued payroll                          $211,233           $     --
      Accrued interest                           50,753                 --
      Other                                       6,000                 --
                                               --------           --------
           Total accrued liabilities           $267,986           $     --
                                               ========           ========

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

NOTES PAYABLE TO RELATED PARTIES

As a result of the Company's acquisition of Secure Path as previously discussed, the Company assumed a liability for a loan with an original amount of $2,350,000 from a company that is considered a related party. The loan included (i) certain Secure Path expenses which were paid by the related party, and (ii) cash proceeds which were advanced to the Secure Path. This note bears interest at 17.5%, per annum, and no interim principal or interest payments are required; this note is recorded as a current liability and is due on demand. As of March 31, 2010, there was $95,593 in principal and $7,761 of accrued interest due.

Additionally, as a result of the Company acquisition of Secure Path, the Company assumed demand loans from various related parties totaling $866,708. Concurrently with the merger, the Company issued 708,334 shares of common stock to these related parties which was valued at $973,959 based on the closing stock price on the date of issuance and treated as interest expense . Subsequent to the acquisition, the Company raised additional cash proceeds of $115,000 by securing additional demand loans from these parties. These advances bear interest at 8% per annum and are due on demand. There are no provisions for interim principal or interest payments.

BRIDGE NOTE

In connection with the Company's acquisition of Secure Path, the Company assumed a note with a face value of $325,000 in bridge financing from an unrelated party (the "Note"). The terms of the loan provided for interest at 8% per annum for the first three months, after which time the interest rate increased to 24% per annum. Interest is compounded monthly. The Note matures at the earlier of (i) April 20, 2011 or (ii) the date of certain defined events such as a sale of the Company or a qualified financing. The Company's acquisition of Secure Path represented a sale of Secure Path LLC under the terms of the agreement and the Company is in the process of renegotiating this loan. All principal and accrued interest are due at maturity; there are no provisions for interim principal or interest payments. The Note is collateralized by substantially all of the assets of the Company.

In connection with obtaining consent to the merger, the Company issued 325,000 shares of common stock to the note holder valued at $446,825. This modification was accounting for as an extinguishment of debt, and the fair value of these shares was calculated using the closing market price on that date. In relation to the extinguishment, the Company recorded a loss on extinguishment of $446,825 during the quarter ended March 31, 2010. The entire amount of the value of the shares were recorded as an extinguishment because the fair value of the note acquired in connection with the merger was estimated to be equal to the face amount of the notes of $325,000.

Under the terms of the Note, there was a provision which would entitle the lender to receive a cash payment of $975,000 if certain events occurred such as a sale of the Secure Path or a qualified financing, as defined (the "Payment"). The Payment would include the original principal amount of $325,000, the accrued and unpaid interest at the contractual rate, and an additional interest amount as a result of the occurrence of the defined event. The Company determined that as of the date of the merger, the full value of the note and cash payment represented the fair value of the liability.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its office space under a month-to-month operating lease agreement which can be terminated at any time.

Rent expense for the quarter ended March 31, 2010 was $5,720. Rent expense for the quarter ended March 31, 2009 was minimal.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LACK OF INSURANCE

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any property insurance, business interruption insurance, products liability insurance, or any other comprehensive insurance policy. Any purchaser of the Company's common stock could lose their entire investment should uninsured losses occur.

ISAN LICENSING AGREEMENTS

The Company has license agreements with ISAN whereby the Company has rights to
(i) execute registrations of audiovisual works with ISAN, (ii) access the ISAN database, and (iii) distribute certain ISAN data, as defined. Under the ISAN license agreement, the Company is required to make license fee payments on a quarterly basis. These license fees include (i) a fixed quarterly license fee and (ii) 5% of net sales. In connection with the licensing agreement, the Company was required to make certain license fee prepayments to which the 5% variable license fee obligation could be applied. As of March 31, 2010, the Company had $207,585 in prepayments on accompanying consolidated balance sheet.

The Company also has an additional international license agreement with ISAN to expand its license rights worldwide. The license agreements collectively provide for (i) fixed quarterly license fees and (ii) 10% of net sales under the international license agreement. As of December 31, 2009, the following table reflects the approximate minimum future license fee payments which are required under the ISAN license agreements for each of the years ending December 31:

                       2010              $400,000
                       2011               400,000
                                         --------
                                         $800,000
                                         ========

During the quarterly period ended March 31, 2010, the required quarterly payments of approximately $100,000 payments were made by both the Company and the Secure Path prior to merger. The Company expensed $53,333 during the quarter, which was the pro-rata share for the Company from the date of merger to March 31, 2010.

LEGAL PROCEEDINGS

The Company is aware of a former service provider that may claim it is due consideration in connection with the merger. Management believes that if it must enter into a settlement with such service provider, the maximum liability should not exceed $40,000 and is reflected in accounts payable on the accompanying consolidated balance sheet.

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company's business, consolidated operating results, cash flows or financial position should such litigation be resolved unfavorably.

INDEMNIFICATIONS

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of March 31, 2010, Management has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

STOCK DIVIDEND

As discussed in Note 2, the Company's Board of Directors approved a stock dividend of one additional share for every share of stock held for the shareholders of record on December 20, 2009.

In connection with the merger, 8,000,000 shares of the Company's common stock were cancelled. The Merger Agreement stated 4,650,000 shares were to be issued to acquire the Secure Path; however, certain shares were used to compensate persons providing advances and services, as well as an existing convertible note holder, which were not managers or members of Secure Path. The Company issued 3,616,666 shares of common stock for the acquisition of Secure Path units, 708,334 shares for services and interest on related-party notes, and 325,000 shares for the modification of a convertible note, which was accounted for as an extinguishment (Note 6). The below table is a summarization of changes to stockholders' equity.

                                                        Common      Additional
                                         Common         Stock        Paid-in      Accumulated
                                         Stock          Amount       Capital        Deficit          Total
                                         -----          ------       -------        -------          -----
Balance as of December 31, 2009        17,450,000      $ 17,450    $  557,650    $  (629,225)    $   (54,125)

Cancellation of shares (Unaudited)     (8,000,000)       (8,000)        8,000             --              --

Stock issued for acquisition of
 Secure Path (Unaudited)                3,616,666         3,617     4,969,299             --       4,972,916

Shares issued for services and
 interest                                 708,334           708       973,251             --         973,959

Common stock issued to extend
 convertible notes                        325,000           325       446,550             --         446,875

Net loss March 31, 2010
 (Unaudited)                                   --            --            --     (1,841,302)     (1,841,302)
                                      -----------      --------    ----------    -----------     -----------

                                       14,100,000      $ 14,100    $6,954,750    $(2,470,527)    $ 4,498,323
                                      ===========      ========    ==========    ===========     ===========

We used the closing stock price of our common stock on February 11, 2010 or $1.37 to value the shares issued in connection with the Merger Agreement. We believe the price of our common stock was a fair indicator of the value of the shares issued.

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACQUISITION AND PRO FORMA FINANCIAL INFORMATION

On December 17, 2009, Rosca entered the Merger Agreement with Secure Path. On February 11, 2010, the transaction closed and Secure Path was merged into Rosca, in accordance with the Merger Agreement. Pursuant to the terms and conditions of the Merger Agreement:

As discussed above, the Merger Agreement stated 4,650,000 shares were to be issued to acquire the Secure Path; however, certain shares were used to compensate persons providing advances and services, as well as an existing convertible note holder, which were not managers or members of Secure Path. At the closing of the Merger, all of the issued and outstanding membership interests in Secure Path were converted into the right to receive 3,616,666 shares - No fractional shares were issued and no rounding up of fractional shares was required. Accordingly, an aggregate of 3,616,666 shares of our common stock were issued to members of Secure Path valued at $4,972,916, which was allocated to the estimated fair value of the assets and liabilities acquired and assumed, respectively. Upon the closing of the Merger, a new director and new executive officers were appointed.

In connection with obtaining consent to the merger from the holder of the Bridge Note, the Company issued 325,000 shares of common stock valued at $446,875. This modification was accounting for as an extinguishment of debt. See Note 6.

The Merger of Secure Path with and into Rosca was recorded as a forward acquisition since the members of Secure Path received approximately 20% of the post-merger shares outstanding. Accordingly, the assets acquired and liabilities assumed are reported at estimated fair value. We have not finalized our allocation of the purchase price because we have not completed our independent appraisal. The following table summarizes the preliminary allocation of the purchase price of $4,973,000 to the estimated fair values of the net assets acquired as follows (in Thousands):

                Current assets                          $   104
                Non-current assets                          341
                Goodwill                                  5,104
                Intangible assets                         3,951
                Current liabilities                      (3,139)
                Deferred tax liability                   (1,388)
                                                        -------
                                                        $ 4,973
                                                        =======

The estimated useful life of the intangible assets will be amortized over their respective estimated lives of 2 to 5 years. The goodwill will not subject to amortization and the amount assigned to goodwill is not deductible for income tax purposes.

The merger was effected as a tax-free exchange, whereby the allocation of the purchase price to the fair value of the assets acquired, in excess of the historical tax bases, is not deductible for income tax reporting purposes. Accordingly, we were required to record a deferred income tax liability for the difference using our effective tax rate currently estimated at approximately 41%. The total deferred tax liability was recorded for $1,388,465 on the accompanying balance sheet.

The consolidated results of operations of operations include Secure Path from February 11, 2010 forward and historical results of operations of Rosca during the periods presented. The unaudited condensed pro forma financial information, assuming the merger occurred at the beginning of the respective periods, is as follows (in thousands, except per share data):

                      SECURE PATH TECHNOLOGY HOLDINGS, INC.
                             (Formerly Rosca, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                       2010             2009
                                                    -----------      ----------

Revenue                                             $       149      $       30
Net loss from continuing operations                      (1,983)           (655)
Weighted average number of shares outstanding -
 Basic and diluted from continuing operations       $     (0.14)     $    (0.07)

NOTE 10 - SUBSEQUENT EVENTS

Between March 31, 2010 and May 28, 2010, the Company raised cash proceeds of $65,000 by securing demand loans from related parties. These demand loans bear interest at 8% per annum and are due on demand. There are no provisions for interim principal or interest payments.

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

OVERVIEW OF OUR BUSINESS

At the time of our inception, our business plan was to operate tequila bars located in major tourist locations on the east and west coasts of Mexico. The reality of a world-wide financial slowdown and recessionary economic trends forced us to dramatically slow down our operating plans and abandon our original business model. On February 11, 2010, Secure Path Technology LLC, a California limited liability company ("Secure Path"), was merged with and into Rosca, Inc., a Nevada corporation ("Rosca"), in accordance with the Agreement and Plan of Merger entered into by the parties.

We intend to carry on the business of Secure Path as our sole line of business. Secure Path is the largest registration agency for the International Standard Audiovisual Number ("ISAN") in North America and is the exclusive global Licensing Agency providing commercial access to the ISAN database. There are two other registration agencies in North America; however, they only sell ISAN numbers and do not have commercial rights to the ISAN database, which resided exclusively with Secure Path.

ISAN is an International Standards Organization ("ISO") standard, which provides a unique, permanent and internationally recognized reference number for the identification of every audiovisual work, including film, television, online and mobile content, regardless of the format in which the work is distributed (e.g. theatrical, DVD, streaming media). The ISAN code was developed to be the identifier for the audiovisual (AV) industry's supply chain, just as the International Standard Book Number ("ISBN") code is the unique identifier for publications and the foundation for all tracking (e.g. distribution, inventory, royalties) for the global publishing industry.

The ISAN standard was initiated in order to make more efficient the process of identifying audiovisual works, and significantly enhance the ability to collect, distribute and/or receive royalties and residuals.

We estimate that we will not be able to generate significant revenues from sales during the next twelve months. In order to achieve our business plan goals, we will need to generate additional funding. At this time in the financial markets there has been a major reduction in investor and lender willingness to provide capital to new businesses throughout the world. Our efforts to seek additional funding this year have encountered high levels of resistance to our inquiries for new sources of cash flows. We realize we must generate new sources of funding in addition to that provided by our directors. We intend to continue our efforts to find new sources of capital funding over the next twelve months.

To enhance the value of ISAN and help customer manage their related metadata, the Company built a web-based services platform, MediaDNSTM, which allows users a much quicker, more efficient and cost-effective method to manage, transform and distribute audio visual metadata.

While we seek additional funding, we will continue to advance our business plan at a slower pace and remain current in our corporate filings and obligations while financial resources are available. We are seeking additional capital through possible sales of our equity securities or through loans from banks or third parties to continue our business plan.

Our shares are listed on the OTCBB under the symbol SPHT. We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 14,100,000 common shares issued and outstanding as of March 31, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to capitalization of internal-use software, useful lives associated with property and equipment, and assumptions underlying an embedded derivative liability. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

LONG-LIVED ASSETS

Long-lived assets, which consist primarily of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. If an asset is determined to be impaired, the impairment is measured by the amount that the carrying value of the asset exceeds its fair value. The Company uses quoted market prices in active markets to determine fair value whenever possible. When quoted market prices are not available, Management estimates fair value based on the best alternative information available, which may include prices charged for similar assets or other valuation techniques such as using cash flow information and present value accounting measurements.

INTERNAL USE SOFTWARE

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other (formerly Statement of Position No. 98-1). Accordingly, the Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Costs incurred related to less significant modifications and enhancements, as well as maintenance and bug fixes are expensed as incurred. For costs incurred internally, the Chief Technology Officer tracks time allotted by key individuals involved in software development and on a monthly basis, uses a percentage allocation based on actual time to allocate costs amongst those that should be capitalized or expensed.

Internal use software development costs that qualifies for capitalization (as described above) includes compensation and related expenses, costs of computer software, and other direct costs incurred in developing features and functionality.

REVENUE

Currently, Secure Path derives its revenue from fees charged to customers for the registration of audiovisual works. These registration fees are due at the time the registration is completed by the customer. From time-to-time, customers pre-pay for ISAN numbers in bulk. When such bulk sales occur, the Company books a liability that is amortized over the term of the license. These bulk rate licenses generally allow the client to register as many ISAN numbers as they need within a given period of time.

As the ISAN standard takes hold, we intend, through the Company's worldwide licenses agreement, to sell commercial access to the ISAN database. Such access agreements will be tailored to the individual clients, but generally models will include a flat rate license or per-use access charge. Generally, flat rate licenses will be paid monthly and recognized as billed. For licenses paid in advance, such license fees will be booked as a liability, with revenue recognized straight-line over the term of the license agreement. For those clients that are billed on a per-use charge, revenue will be recognized as billed.

The Company sells meta-data management services through use if it's MediaDNS(TM) platform. Similar to the Company's ISAN access agreements, such access agreements will be tailored to the individual clients, but generally models will include a bulk use licenses or a per use charge. Generally, bulk use licenses will be paid monthly and recognized as billed. For licenses paid in advance, such license fees will be recorded as a liability, with revenue recognized straight-line over the term of the license agreement. For those clients that are billed on a per-use basis, revenue will be recognized as services are provided.

From time-to-time, clients will engage the Company for additional consulting services related to MediaDNS(TM) integration. These are billed and recognized as services are provided to the client.

COST OF GOODS SOLD

Cost of revenue primarily consists of expenses relating to the wholesale cost of ISAN codes, software licenses, royalties, contracted services for software development and support services and depreciation on property and equipment related MediaDNS.

GROSS PROFIT

Gross profit has been and will continue to be affected by a variety of factors including ISAN adoption, research and development costs, ability to sell ISAN database/access licenses, and ability to sell MediaDNS services to large and well established media and entertainment customers. The extended sales cycles and the adoption curve of the Company's potential customer base, poses substantial short term challenges, which give rise to significant volatility of Gross Profit margins.

OPERATING EXPENSES

Secure Path's general and administrative expenses relate primarily to the compensation and associated costs for general and administrative personnel, professional fees, software related costs (including research and development), and other general overhead and facility costs.

Software costs relate to costs associated with MediaDNS bug fixes, maintenance, and research and development activity. As part of the normal course of business, the Company is enhancing the platform to expand feature set offerings to the market as well as implementing specific customization enhancements for individual clients. These new features sets and enhancements are capitalized and then amortized in cost of goods sold (discussed above). On a go forward basis, virtually all expensed software costs included in operating expenses will relate to maintenance and bug fixes as there is little research and development related activity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

During the three months ended March 31, 2010 we had revenue of $108,741 compared to $0 in the three months ended March 2009. This increase is a result of the fact that until our merger with Secure Path LLC in February 2010 as discussed elsewhere in this document, we were a development stage company and had not yet generated any revenues. Revenues during 2010 consisted of fees charged to customers for the ISAN registration of audiovisual works as well as meta-data management services through the use of our MediaDNS software platform.

Cost of revenue, which consist of expenses related to the wholesale cost of ISAN codes, software licenses and outside consulting fees related to the development of MediaDNS , was $109,647 for the three months ended March 31, 2010 compared to $0 for the same period in 2009. This increase in cost of revenue was caused by an increase in revenue and was consistent with the increase in revenues discussed above.

Selling and Marketing, General and Administrative expenses for the three months ended March 31, 2010 totaled $161,710 compared to $7,609 for the same period in 2009. This increase is a result of our merger with Secure Path LLC in February 2010 as discussed elsewhere in this document. Prior to the merger, we were a development stage company and had not yet generated any revenues nor had we initiated any operations. Sales and Marketing expenses consist of fees paid to outside marketing professionals, travel, and entertainment related to sales efforts. General and Administrative expenses consisted of wages and benefits for employees, facilities rent, professional fees for legal and accounting incurred as a result of being a public reporting company in the United States and expenses for IT infrastructure.

Other Income (Expense)
Included in interest expense is $973,959 of share based compensation that was recorded in the current quarter related to the issuance 708,334 shares to related parties to incentivize these related parties to provide loans to the Company.

In connection with obtaining a consent to the merger, the Company issued 325,000 share of common stock to the Bridge Note holder. This modification is being accounting for as an extinguishment of debt and the fair value of these shares of $446,875 was expensed on the date of grant based on the closing market price on that date.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

We had cash and cash equivalents of $47,056 as of March 31, 2010, compared to $0 as of March 31, 2009. Net cash used in operating activities in the three months ended March 31, 2010 and 2009 reflects net loss offset by changes in working capital. The Company's ability to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume.

We had working capital deficits of approximately $4,653,681 as of March 31, 2010. The increase in working capital deficit from previous periods was primarily due to the acquisition of Secure Path LLC which has yet to scale to a profitable level. Net cash flow provided by financing activities was $115,000, which consisted of loans from various related parties. Concurrently with the merger with Secure Path LLC, the Company issued 708,334 shares of common stock to these related parties which was valued at $973,959 based on the closing stock price on the date of issuance and treated as interest expense. These loans were made so that the Company could maintain on-going operations. Without such financing, the Company could not continue on-going operations. In addition, a $975,000 secured note payable and related embedded derivative was assumed by the Company as part of the merger with Secure Path LLC, contained a provision that allows the holder to call the note six months after the merger. The Company is currently in the process of renegotiating the terms of this note.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

Between March 31, 2010 and May 28, 2010, the Company raised cash proceeds of $65,000 by securing demand loans from related parties. These demand loans bear interest at 8% per annum and are due on demand. There are no provisions for interim principal or interest payments.

CHANGE IN CONTROL OF REGISTRANT

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

Pursuant to the terms and conditions of the Merger Agreement:

     At the closing of the Merger, all of the issued and outstanding membership interests in Secure Path were converted into the right to receive 3,616,666 shares. No fractional shares were issued and no rounding up of fractional shares was required. Accordingly, an aggregate of 3,616,666 shares of our common stock are to be issued to members of Secure Path.

     Upon the closing of the Merger, a new director and new executive officers were appointed.

In connection with obtaining a consent to the merger from holder of the Bridge Note, the Company issued 325,000 shares of common stock. This modification is being accounting for as an extinguishment of debt and the fair value of these shares were expensed on the date of grant using the closing market price at that date.

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

      Signature                             Title                         Date
      ---------                             -----                         ----


/s/ Josh C. Kline               President, Secretary, Treasurer,        05/28/10
---------------------------     Chief Executive Officer and Director


/s/ Brian D. Stich              Chief Financial Officer & Principal     05/28/10
---------------------------     Accounting Officer